Form 10-Q
period 2021-09-30
Eliem Therapeutics, Inc.
filed 2021-11-08
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40708

ELIEM THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2273741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23515 NE Novelty Hill Road, Suite B221 #125 Redmond, WA	98053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 276-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ELYM	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 5, 2021, the registrant had 26,554,316 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$62,819	$20,487
Short-term marketable securities	83,199	—
Prepaid expenses and other current assets	12,614	1,511
Total current assets	$158,632	$21,998
Long-term marketable securities	23,619	—
Other long-term assets	—	2,633
Total assets	$182,251	$24,631
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,579	1,086
Accounts payable, related party	—	207
Accrued expenses	2,979	1,219
Accrued expenses, related party	32	—
Redeemable convertible preferred stock tranche liability	—	551
Total current liabilities	$5,590	$3,063
Total liabilities	$5,590	$3,063
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value, 10,000,000 and 12,909,389 shares authorized, 0 and 7,140,157 shares issued and outstanding with aggregate liquidation preference of $0 and $49,891 at September 30, 2021 and December 31, 2020, respectively	—	46,551
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share, 250,000,000 and 40,000,000 shares authorized; 26,199,262 and 3,418,751 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	1
Additional paid-in capital	241,747	3,152
Accumulated other comprehensive income	(18)	—
Accumulated deficit	(65,071)	(28,136)
Total stockholders’ equity (deficit)	$176,661	$(24,983)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$182,251	$24,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,704	$1,930	$15,455	$4,644
Research and development, related party	285	17	988	286
General and administrative	3,394	312	8,526	888
Total operating expenses	9,383	2,259	24,969	5,818
Loss from operations	(9,383)	(2,259)	(24,969)	(5,818)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	(11,718)	—
Foreign currency gain (loss)	(252)	1	(268)	13
Other income, net	20	—	20	—
Total other income (expense)	(232)	1	(11,966)	13
Net loss	$(9,615)	$(2,258)	$(36,935)	$(5,805)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	(1,322)	(461)	(4,548)	(1,352)
Net loss attributable to common stockholders	$(10,937)	$(2,719)	$(41,483)	$(7,157)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.46)	$(5.49)	$(3.85)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	15,585,611	1,863,860	7,554,300	1,859,713

Comprehensive loss:
Net loss	$(9,615)	$(2,258)	$(36,935)	$(5,805)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(18)	—	(18)	—
Comprehensive loss	$(9,633)	$(2,258)	$(36,953)	$(5,805)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	7,140,157	$46,551	3,418,751	$1	$3,152	$(28,136)	$—	$(24,983)
Series A-1 Preferred Stock Issuance (net of issuance costs of $22)	4,358,972	33,978	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock tranche liability upon settlement	—	12,269	—	—	—	—	—	—
Exercise of stock options and release of restricted stock awards	—	—	64,047	—	105	—	—	105
Stock-based compensation	—	—	—	—	297	—	—	297
Net loss	—	—	—	—	—	(18,601)	—	(18,601)
Balance as of March 31, 2021	11,499,129	$92,798	3,482,798	$1	$3,554	$(46,737)	$—	$(43,182)
Series B Preferred Stock Issuance (net of issuance costs of $39)	3,846,150	59,961	—	—	—	—	—	—
Exercise of stock options and release of restricted stock awards	—	—	7,158	—	6	—	—	6
Stock-based compensation	—	—	—	—	1,050	—	—	1,050
Net loss	—	—	—	—	—	(8,719)	—	(8,719)
Balance as of June 30, 2021	15,345,279	$152,759	3,489,956	$1	$4,610	$(55,456)	$—	$(50,845)
Proceeds from issuance of common stock in initial public offering (net of issuance costs of $8,856)	—	—	7,360,000	1	83,143	—	—	$83,144
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,345,279)	(152,759)	15,345,279	1	152,758	—	—	152,759
Release of restricted stock awards	—	—	4,027			—	—	—
Stock-based compensation	—	—	—	—	1,236	—	—	1,236
Other comprehensive loss	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(9,615)	—	(9,615)
Balance as of September 30, 2021	—	$—	26,199,262	$3	$241,747	$(65,071)	$(18)	$176,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2019	3,999,133	$26,174	1,852,797	$1	$1,905	$(7,468)	$—	$(5,562)
Accretion of Series A and A-1 Preferred Stock	—	439	—	—	(439)	—	—	(439)
Release of restricted stock awards	—	—	4,170	—	—	—	—	—
Stock-based compensation	—	—	—	—	134	—	—	134
Net loss	—	—	—	—	—	(1,916)	—	(1,916)
Balance as of March 31, 2020	3,999,133	$26,613	1,856,967	$1	$1,600	$(9,384)	$—	$(7,783)
Accretion of Series A and A-1 Preferred Stock	—	452	—	—	(452)	—	—	(452)
Release of restricted stock awards	—	—	4,174	—	—	—	—	—
Stock-based compensation	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	(1,631)	—	(1,631)
Balance as of June 30, 2020	3,999,133	$27,065	1,861,141	$1	$1,199	$(11,015)	$—	$(9,815)
Accretion of Series A and A-1 Preferred Stock	—	461	—	—	(461)	—	—	(461)
Release of restricted stock awards	—	—	4,175	—	—	—	—	—
Stock-based compensation	—	—	—	—	49	—	—	49
Net loss	—	—	—	—	—	(2,258)	—	(2,258)
Balance as of September 30, 2020	3,999,133	$27,526	1,865,316	$1	787	$(13,273)	$—	$(12,485)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(36,935)	$(5,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,583	234
Change in fair value of redeemable convertible preferred stock tranche liability	11,718	—
Amortization of premiums and accretion of discounts on investments	83	—
Foreign currency gain from remeasurement	(245)	59
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,103)	(2,235)
Long-term assets	2,633	(1,361)
Accounts payable	1,494	82
Accrued liabilities	1,760	611
Accounts payable and accrued liabilities, related party	(176)	(59)
Net cash used in operating activities	$(28,188)	$(8,474)
Cash flow from investing activities:
Purchase of marketable securities	(106,919)	—
Net cash used in investing activities	$(106,919)	$—
Cash flows from financing activities:
Proceeds from issuance of common stock sold in initial public offering, net issuance costs	83,144	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	93,939	—
Proceeds from the exercise of stock options	111	—
Net cash provided by financing activities	$177,194	$—
Effect of exchange rate changes on cash and cash equivalents	245	(59)
Net change in cash and cash equivalents	$42,332	$(8,533)
Cash and cash equivalents at beginning of period	20,487	21,223
Cash and cash equivalents at end of period	$62,819	$12,690
Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	$152,759	$—
Redeemable convertible preferred stock accretion	$—	$1,352

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

The accompanying condensed consolidated balance sheet as of September 30, 2021, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the condensed results of its operations as of the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's final prospectus dated August 9, 2021 and filed with the Securities and Exchange Commission, or SEC, on August 11, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Initial Public Offering

On August 12, 2021, the Company completed its initial public offering (IPO) of 7,360,000 shares of common stock, including the underwriters' full exercise of their over-allotment option at the IPO price of $12.50 per share. Gross proceeds from the IPO were $92.0 million, and the net proceeds were $83.1 million, after deducting underwriting discounts of $6.4 million and $2.5 million of offering costs payable by the Company. At the closing of the IPO, all of the Company's then outstanding redeemable convertible preferred stock was automatically converted into an aggregate of 15,345,279 shares of common stock. The related carrying value of the redeemable convertible preferred stock of $152.8 million was reclassified to common stock and additional paid-in capital.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $65.1 million as of September 30, 2021 and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents, and marketable securities as of September 30, 2021 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements. Therefore, based on management's updated evaluation of the Company's ability to continue as a going concern, management has concluded the factors that previously raised substantial doubt about the Company's ability to continue as a going concern no longer exist as of the issuance date of these unaudited condensed consolidated financial statements. The Company will need to obtain substantial additional funding to develop and commercialize the Company's clinical programs as currently contemplated. The Company expects to finance future cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and two financial institutions in the United Kingdom (U.K.). The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. The Company has investments in money market funds, U.S. government debt securities, commercial paper, and corporate bonds with high-quality accredited financial institutions.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents:
Money market funds	$38,412	$—	$—	$38,412
Marketable securities:
U.S. government debt securities	3,995	—	—	3,995
Corporate bonds	—	102,823	—	102,823
Total assets	$42,407	$102,823	$—	$145,230

	December 31, 2020
	Level 1	Level 2	Level 3	Balance
Liabilities:
Redeemable convertible preferred stock tranche liability	$—	$—	$551	$551
Total liabilities	$—	$—	$551	$551

The redeemable convertible preferred stock tranche liability was settled on March 9, 2021.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of September 30, 2021, the Company's cash equivalents consisted of money market funds. There were no cash equivalents as of December 31, 2020.

Deferred Offering Costs

Costs that were directly related to the Company’s IPO were deferred for expense recognition and capitalized and recorded within prepaid and other current assets on the accompanying condensed consolidated balance sheet. These costs consist of legal fees, accounting fees, and other applicable professional services. These deferred offering costs were reclassified to additional paid in capital upon the closing of the IPO. As of September 30, 2021, there were no deferred offering costs capitalized.

Investments in Marketable Securities

Marketable securities are classified as available-for-sale, primarily consisting of U.S. government debt securities, commercial paper, and corporate bonds, and are reported at fair value. Unrealized holding gains and losses are reflected as a separate component of stockholders' equity (deficit) in accumulated other comprehensive loss until realized. Realized gains and losses on the sale of these securities are recognized in other income, net. The cost of marketable securities sold is based on the specific identification method.

The Company periodically reviews its available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security rating or sector credit ratings, and other relevant market data.

There have been no other significant changes in the Company’s accounting policies during the three and nine months ended September 30, 2021.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of consolidated financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of this update for nonpublic companies is for fiscal years beginning after December 15, 2021 and interim periods therein. The Company estimates that adoption will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The effective date of this update for non-public companies is for fiscal years beginning after December 15, 2022 and interim periods therein. The Company estimates that adoption will not have a material impact on its consolidated financial statements.

2. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. government debt securities	$—	$—	$—	$—
Corporate bonds	83,208	—	(9)	83,199
Total short-term marketable securities	$83,208	$—	$(9)	$83,199
Long-term marketable securities:
U.S. government debt securities	$3,995	$—	$—	$3,995
Corporate bonds	19,633	—	(9)	19,624
Total long-term marketable securities	$23,628	$—	$(9)	$23,619

All the commercial paper, U.S. government debt securities, and corporate bonds designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term marketable securities have a contractual maturity date that is more than one year from the respective balance sheet date.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's marketable securities. Accrued interest receivable of $0.3 million is presented separately within the prepaid expenses and other current assets line items in the Company's unaudited condensed consolidated balance sheet as of September 30, 2021.

As of September 30, 2021, there were $45.9 million of corporate bonds in a continual unrealized loss position for less than 12 months. There were no investments in a continual unrealized loss position for greater than twelve months.

As of September 30, 2021, the Company did not intend, nor was the Company more likely than not to be required, to sell its available-for-sale investments before the recovery of the amortized cost basis, which may be maturity. Based on the Company's assessment, it concluded that none of the available-for-sale investments held as of September 30, 2021 were considered to be impaired, as such, no impairment loss was recorded for the three and nine months ended September 30, 2021.

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Recoverable research and development tax credits	$6,943	$—
Prepaid research and development expenses	2,661	1,500
Prepaid expenses	1,960	—
Other assets	1,050	11
Total prepaid expenses and other current assets	$12,614	$1,511

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll	$1,443	$592
Accrued research and development expenses	1,278	627
Other accrued expenses	290	—
Total accrued expenses	$3,011	$1,219

4. Redeemable Convertible Preferred Stock

As of December 31, 2020, the Company’s redeemable convertible preferred stock consisted of the following balance (in thousands, except share and per share amounts):

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

Upon completion of the IPO on August 12, 2021, all of the Company’s then outstanding redeemable convertible preferred stock was converted into an aggregate of 15,345,279 shares of common stock. As of September 30, 2021, the Company had no redeemable convertible preferred stock outstanding.

Prior to conversion, the holders of the Series A, Series A-1, and Series B redeemable convertible preferred stock had various rights, preferences, privileges, and restrictions, with respect to voting, dividends, liquidation, and conversion.

Liquidation

In the event of any liquidation event, either voluntarily or involuntary, the holders of the Series B redeemable convertible preferred stock were entitled to receive, out of the assets of the Company before any payment shall be made or any assets distributed to the holders of Series A and A-1 redeemable convertible preferred stock, the Series B redeemable convertible preferred stock liquidation preference of $15.60, adjusted for any stock splits, combinations, and reorganizations, plus all unpaid cumulative dividends on each such share. If upon the liquidation event, the assets distributed among the holders of the Series B redeemable convertible preferred stock were insufficient to permit the payment to such holders of the full liquidation preference for their shares, then the holders of shares of the Series B redeemable convertible preferred stock shared ratably in any distribution of the assets available for distribution in proportion to their respective amounts, which otherwise would have been payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid the full preferential amount.

After the payment to the holders of the Series B redeemable convertible preferred stock of the full preferential amount, the holders of the Series A and Series A-1 redeemable convertible preferred stock were entitled to receive, out of the assets of the Company, the applicable liquidation preference specified for each series of redeemable convertible preferred stock before any payment was made or any assets distributed to the holders of common stock. Liquidation preference was $6.00 for Series A and $7.80 for Series A-1, each adjusted for any stock splits, combinations, and reorganizations, plus all unpaid cumulative dividends on each such share. If upon the liquidation event, the assets distributed among the holders of the Series A and A-1 redeemable convertible preferred stock were insufficient to permit the payment to such holders of the full liquidation preference for their shares, then the holders of shares of the redeemable convertible preferred stock shared ratably in any distribution of the assets available for distribution in proportion to their respective amounts, which otherwise would have been payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid the full preferential amount.

After the payment to the holders of the redeemable convertible preferred stock of the full preferential amount specified above, any remaining assets of the Company would have been distributed pro rata among all holders of the preferred and common stock.

A liquidation event required approval by the holders of at least a majority of the outstanding shares of redeemable convertible preferred stock and at least 70% of the then outstanding shares of Series B redeemable convertible preferred stock.

Optional Conversion

Each share of redeemable convertible preferred stock was convertible into common stock at the stockholder’s option. The converted shares would have been determined by dividing the original issue price for each series by the applicable conversion price for such series in effect at the date of conversion. The conversion price for each share of redeemable convertible preferred stock was initially equal to the original issuance price applicable to such share, with the exception of the Series A redeemable convertible preferred stock issued related to the Athenen Acquisition, which were convertible at any time after the date of issuance into common stock at the original issue price of the original Series A of $6.00. The conversion ratio was subject to appropriate adjustments for anti-dilution provisions, including stock splits, stock dividends, subdivisions, combinations, recapitalization events or similar events. Specific to the Series B convertible redeemable preferred stock, the conversion ratio was subject to specific anti-dilution provisions adjustments if there was common stock issued for consideration below the Series B issue price.

Automatic Conversion

Each share of redeemable convertible preferred stock was convertible into common stock at initial conversion rates described under the Optional Conversion heading above, subject to adjustments based on certain antidilution provisions, including stock splits, stock dividends, subdivision, combinations, recapitalization or similar events, as provided by the Company’s certificate of incorporation. Further, all shares of redeemable convertible preferred stock automatically would have converted into common stock upon the vote or written consent of the holders of a majority of the shares of redeemable convertible preferred stock or upon the closing of a firm-commitment underwritten public offering of the Company’s common stock at a stock price of at least $17.16 per share and with gross aggregate proceeds to the Company of at least $80.0 million.

Upon completion of the IPO, the Company's redeemable convertible preferred stock was converted into 15,345,279 shares of common stock.

Dividends

The holders of shares of Series A, Series A-1, and Series B redeemable convertible preferred stock were entitled to receive cumulative dividends of 8% per annum of the original issuance price on each share of redeemable convertible preferred stock. The dividends were payable in cash, out of the assets at the time legally available thereof, when, as and if declared by the Board of Directors, on an equal basis according to the number of shares of redeemable convertible preferred stock held by such holders, prior and in preference to the common stock. As of December 31, 2020, the Company had total dividends in arrears for the Series A redeemable convertible preferred stock of $3.8 million and $2.5 million, or $0.72 and $0.48 per share, respectively, and for Series A-1 redeemable convertible preferred stock of $2.5 million and $1.1 million, or $0.40 and $0.56 per share. As of September 30, 2021, the Company had no dividends in arrears as all shares of redeemable convertible preferred stock converted to common stock upon the completion of the IPO.

Redemption

Under certain circumstances, subsequent to the occurrence of a deemed liquidation event, defined as (1) a majority of the holders of the then outstanding redeemable convertible preferred stock and (2) at least 70% of the then outstanding shares of the Series B redeemable convertible preferred stock could have required the Company to redeem their shares at a price per share equal to the liquidation amount, to the extent that sufficient funds were available. Additionally, holders of the Company’s Series A and Series A-1 redeemable convertible preferred stock initially had the option to redeem their shares beginning in October 2026. As a result, these shares were considered probable of becoming redeemable since redemption is solely dependent on the passage of time. As such, the Company adjusted the carrying value of the redeemable convertible preferred stock by accreting changes in the redemption value over the period from the date of issuance to the earliest redemption date of October 2026. In October 2020, the Company amended the terms of their Certificate of Incorporation to remove the redemption option of their Series A and Series A-1 redeemable convertible preferred stock, as a result the Company ceased recording adjustments to the carrying value of its outstanding redeemable convertible preferred stock for accretion to redemption value. There was no change in value as a result of this modification. There was no accretion to redemption value recorded for the nine months ended September 30, 2021.

Voting

The holders of the Company’s Series B redeemable convertible preferred stock, voting together as a class, were entitled to elect one (1) member of the Board of Directors (the Series B director). The holders of the Company’s Series A and Series A-1 redeemable convertible preferred stock, voting together as a class, were entitled to elect two (2) members of the Board of Directors (the Series A directors). The holders of the shares of common stock and of any other class or series of voting stock (including the preferred stock), voting together as a class, were entitled to elect the balance of the Company’s directors.

Stockholder Rights

The holders of the Company’s redeemable convertible preferred stock had protective provisions that required preferred stockholders representing a majority of the outstanding redeemable convertible preferred stock, voting as a single class (on an as-converted basis), to consent to specific actions including the following: changes in the corporation’s certificate of incorporation or bylaws that would affect, alter or change the preference or rights of the redeemable convertible preferred stock, changes in the authorized number of shares, declaration or payment of dividends, repurchase of shares, changes in the size of the Board of directors, creation of a new class or series of stock, or taking any action that would cause a liquidation event.

Further, the holders of the Company's Series B redeemable convertible preferred stock had additional protective provisions that required Series B preferred stockholders representing 70% of the outstanding shares of the Series B redeemable convertible preferred stock to consent to specific actions including the following: changes in the corporation’s certificate of incorporation or bylaws that would affect, alter or change the preference or rights of the Series B redeemable convertible preferred stock, changes in the authorized number of shares of Series B redeemable convertible preferred stock, declaration or payment of dividends or distributions shares of capital stock other than the Series A, Series A-1, and Series B redeemable convertible preferred stock, sell shares of Common Stock to the public at price below $17.16 in a firm-commitment underwritten public offering, or taking any action that would cause a liquidation event that would results in proceeds of less than $17.16 per share of the Series B redeemable convertible preferred stock.

Additionally, the holders of the Company’s Series A and Series A-1 redeemable convertible preferred stock had additional protective provisions that required preferred stockholders representing a majority of the outstanding redeemable convertible preferred stock, voting as a single class (on an as-converted basis), to consent to specific actions including the following: changes in the corporation’s certificate of incorporation or bylaws that would affect, alter or change the preference or rights of the Series A and Series A-1 redeemable convertible preferred stock and changes or reclassifications of any existing security of the Company that is pari passu with the Series A and/or Series A-1 redeemable convertible preferred stock.

5. Redeemable Convertible Preferred Stock Tranche Liability

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

The Series A-1 redeemable convertible preferred tranche liability was settled on March 9, 2021 with the achievement of milestones set forth in the Series A-1 stock purchase agreement. The fair value of the liability was remeasured prior to settlement, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss of $11.7 million during the nine months ended September 30, 2021. Immediately thereafter, the balance of the redeemable convertible preferred stock tranche liability of $12.3 million was reclassified to Series A-1 redeemable convertible preferred stock.

A rollforward of the redeemable convertible preferred stock tranche liability is as follows (in thousands):

Balance at December 31, 2020	$551
Change in fair value	11,718
Settlement upon issuance of Series A-1 redeemable convertible preferred stock	(12,269)
Balance at September 30, 2021	$—

6. Commitments and Contingencies

Operating Leases

The Company leases office space in the United Kingdom under non-cancelable operating leases. Total rent expense for the three months ended September 30, 2021 and 2020 was $0.1 million and $13,000, respectively. Total rent expense for the nine months ended September 30, 2021 and 2020 was $0.1 million and $38,000, respectively. As of September 30, 2021, future minimum lease payments under non-cancelable operating leases were $0.6 million, the terms of which expire on various dates through June 30, 2023.

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

7. Stock-Based Compensation

2019 Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the 2019 Plan). The 2019 Plan provides for the Company to grant qualified stock options, non-qualified stock options, and restricted stock awards to employees, non-employee directors and consultants of the Company under terms and provisions established by the board of directors. Under the terms of the 2019 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to employees outside of the U.S. However, for any employee who is a 10% or greater stockholder, options are granted at an exercise price no less than 110% of the fair value of the Company’s common stock on the grant date. Option awards granted typically have 10-year terms measured from the option grant date. However, if any employee is a 10% or greater stockholder, the awards have 5-year terms measured from the option grant date. While no shares are available for future issuance under the 2019 Plan, it continues to govern outstanding equity awards granted thereunder.

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP ), which became effective immediately prior to the effectiveness of the Company's IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. As of September 30, 2021, the total number of shares authorized for issuance under the 2021 Plan was 2,558,790.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. There were 255,879 shares of common stock reserved for future issuance under our ESPP plan and no shares purchased as of September 30, 2021.

Stock Options

Awards with vesting conditions under both plans typically include vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2020	435,342	$0.52	9.19	$415
Options granted	2,386,990	3.11
Options cancelled and forfeited	(25,551)	1.86
Options exercised	(59,466)	1.86		150
Balance as of September 30, 2021	2,737,315	$2.74	9.33	$41,727
Vested and expected to vest, September 30, 2021	2,737,315	$2.74	9.33	$41,727
Options exercisable as of September 30, 2021	206,339	$0.31	8.39	$3,646

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021, was $6.71 per share.

The Black-Scholes option pricing model for employee and nonemployee stock options incorporates the following assumptions:

•
Fair Value of Common Stock — Prior to the completion of the Company's IPO, the fair value of the Company's common stock was determined by using straight-line interpolation between the value of common stock derived from valuations performed by independent third party specialists, further described in Note 2 to the consolidated financial statements Summary of Significant Accounting Policies – Fair Value of Common Stock in the Company's final prospectus dated August 9, 2021 and filed with the Securities and Exchange Commission, or SEC, on August 11, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. After the completion of the Company's IPO, the fair value of each share of common stock is based on the closing price of the Company's common stock on the date of grant as reported on the Nasdaq Global Market.
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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2021:

Expected term (in years)	5.80 - 6.08
Expected volatility	78.25% - 79.57%
Risk-free interest rate	0.94% - 1.13%
Expected dividend yield	0.00%

Restricted Stock

The Company has restricted stock awards with service and performance conditions. Awards with a service condition vest 25% on the first anniversary of the grant date and monthly thereafter. Awards with a performance condition will vest upon the Company’s initiation of a registrational clinical trial to study the efficacy of ETX-810. The probability of achieving performance conditions is assessed each reporting period. As of September 30, 2021, this performance condition was assessed and deemed not probable, and the Company has recognized no stock-based compensation expense relating to these performance awards. The Company also granted restricted stock awards to employees and non-employees with service conditions that are subject to repurchase by the Company at the original purchase price in the event that the award recipient’s employment or relationship is terminated prior to the shares vesting.

The activity for restricted stock awards is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	66,681	$1.00
Granted	297,724	8.55
Vested	(15,766)	1.42
Unvested at September 30, 2021(1)	348,639	7.03

(1) Includes 21,750 restricted stock awards granted in 2018 and still outstanding for the period ended September 30, 2021, subject to only performance conditions.

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and performance awards included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$297	$45	$626	$220
General and administrative expense	939	4	1,957	14
Total stock-based compensation expense	$1,236	$49	$2,583	$234

As of September 30, 2021, there was $13.3 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.19 years.

8. Net Loss Per Share Attributable to Common Stockholders

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(9,615)	$(2,258)	$(36,935)	$(5,805)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	(1,322)	(461)	(4,548)	(1,352)
Net loss attributable to common stockholders	(10,937)	(2,719)	(41,483)	(7,157)
Weighted-average common shares used in computed net loss per share attributable to common stockholders, basic and diluted	15,585,611	1,863,860	7,554,300	1,859,713
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.46)	$(5.49)	$(3.85)

All outstanding shares of redeemable convertible preferred stock were converted on a 1-for-1 basis to shares of common stock on August 12, 2021, the date of the Company's IPO (see Note 1). The cumulative preferred stock dividend was therefore eliminated upon conversion of the redeemable convertible preferred stock.

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Common stock options	2,737,315	366,501
Unvested restricted stock awards	348,639	117,556
Redeemable convertible preferred stock	—	3,999,133
Total potentially dilutive shares	3,085,954	4,483,190

9. Related Party Transactions

Services Provided by Related Parties

The Company has a services agreement with Carnot, LLC. Carnot, LLC was subsequently dissolved and the services agreement transitioned to its successor Carnot Pharma, LLC. The Company reimburses Carnot Pharma, LLC for research and development expenses incurred on its behalf. RA Capital Management, L.P. is the manager of the members of Carnot, LLC and Andrew Levin, a member of the Company's board of directors and former CEO, is the President of Carnot Pharma, LLC. Adam Rosenberg, a member of the Company's board of directors, is a Venture Partner at Carnot Pharma, LLC dba RA Ventures. Amounts invoiced and reimbursed for the three months ended September 30, 2021 and 2020 were approximately $0.3 million and $17,000, respectively. Amounts invoiced and reimbursed for the nine months ended September 30, 2021 and 2020 were approximately $1.0 million and $0.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Results and Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus dated August 9, 2021 and filed with the Securities and Exchange Commission (SEC) on August 11, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, for our initial public offering, or IPO. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Eliem Therapeutics, Inc. and its wholly owned subsidiaries.

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

Our two lead clinical-stage candidates are ETX-810 and ETX-155. ETX-810 is a novel palmitoylethanolamide (PEA) prodrug initially being developed for the treatment of diabetic peripheral neuropathic pain (DPNP) and pain associated with lumbosacral radiculopathy (lumbosacral radicular pain (LSRP) commonly referred to as sciatica). ETX-810 is being evaluated in two Phase 2a clinical trials that are expected to report topline data in the first half of 2022. ETX-155 is a neurosteroid GABAA receptor positive allosteric modulator (PAM) initially being developed for the treatment of major depressive disorder (MDD), perimenopausal depression (PMD) and focal onset seizures (FOS), the most common type of seizure in people with epilepsy. In our single-arm proof-of-concept Phase 1b clinical trial in subjects with photosensitive epilepsy (PSE), we have commenced subject screening and anticipate dosing the first subject by the end of 2021, with expected topline data by the first half of 2022. In addition, we advanced start-up activities on two Phase 2a clinical trials for ETX-155 in subjects with MDD and PMD in the third quarter of 2021. We anticipate the first subjects will be dosed in each of these trials in early 2022, assuming regulatory approval of our Investigational New Drug (IND) application. The topline data for the MDD and PMD trials are expected in the first half of 2023.

Below is a summary of our wholly owned pipeline:

We were incorporated in October 2018. In February 2019, we acquired 100% of the share capital of NeoKera, LLC, and we separately acquired in-process research and development (IPR&D) related to the ETX-810 program. In October 2020, we acquired 100% of the share capital of Athenen Therapeutics, Inc. (the Athenen Acquisition), which included IPR&D related to the ETX-155 program. We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $9.6 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $36.9 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $65.1 million and $28.1 million as of September 30, 2021 and December 31, 2020, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents, and marketable securities of $169.6 million and $20.5 million as of September 30, 2021 and December 31, 2020, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into late 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Recent Developments

We recently completed a 14-day repeat dose Phase 1 clinical trial in healthy subjects for ETX-155. This Phase 1 study evaluated the pharmacokinetic profile and safety of ETX-155 in 20 healthy human subjects, evaluating 60 mg ETX-155 (n=15) or placebo (n=5) dosed daily in the evening for 14 days. The results demonstrated that ETX-155 reached steady state concentration at Day 8 and had an approximate 40-hour half-life, confirming ETX-155’s desirable profile for a once-daily dosing regimen. The study also confirmed that ETX-155 was generally well tolerated with no severe or serious adverse events, or discontinuations. All treatment emergent adverse events (TEAEs), including central nervous system (CNS) adverse events, were mild/moderate and transient. In particular, all somnolence adverse events were mild and the incidence was comparable in the ETX-155 and placebo groups.  Notably, somnolence events were sporadic, and no subject who reported somnolence in either the ETX-155 or placebo arms reported it more than one time during the dosing or follow-up period. In addition, there was no clinically meaningful difference compared to placebo in sleep quality or next morning state of arousal, as measured by the Leeds Sleep Evaluation Questionnaire. The tolerability and safety findings of this study were consistent with those of the previous 7-day repeat dose Phase 1 study.

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
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct costs	$5,448	$2,267	$17,816	$5,452
Indirect costs	2,295	301	3,232	838
Research and development tax credits	(1,754)	(621)	(4,605)	(1,360)
Total research and development expenses	$5,989	$1,947	$16,443	$4,930

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

Research and development costs by stage of development are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Clinical	$4,631	$1,686	$13,080	$3,086
Preclinical	3,112	882	7,968	3,204
Research and development tax credits	(1,754)	(621)	(4,605)	(1,360)
Total research and development expenses	$5,989	$1,947	$16,443	$4,930

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

Research and development expenses, related party included expense reimbursements paid to Carnot, LLC, a related party, of $0.3 million and $17,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

We expect that our general and administrative expenses will substantially increase for the foreseeable future as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally. We have also incurred and expect to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing, and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other Income (Expense)

Change in Fair Value of Redeemable Convertible Preferred Tranche Liability

Our redeemable convertible preferred stock tranche liability is accounted for at fair value at inception, with changes in the fair value recorded in earnings at each reporting period through settlement. Refer to Note 5 of the interim condensed consolidated financial statements.

Foreign Currency Gain (Loss)

Our foreign currency gain (loss) primarily consists of foreign exchange gains and losses resulting from remeasurement and foreign currency transactions between the British Pound and the U.S. Dollar.

Other Income, net

Our other income consists of interest income, accretion and amortization related to our investments.

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,704	$1,930	$15,455	$4,644
Research and development, related party	285	17	988	286
General and administrative	3,394	312	8,526	888
Total operating expenses	9,383	2,259	24,969	5,818
Loss from operations	(9,383)	(2,259)	(24,969)	(5,818)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	(11,718)	—
Foreign current gain (loss)	(252)	1	(268)	13
Other income, net	20	—	20	—
Total other income (expense)	(232)	1	(11,966)	13
Net loss	$(9,615)	$(2,258)	$(36,935)	$(5,805)

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Operating Expenses

The following table sets forth our operating expenses (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Research and development	$5,704	$1,930	$3,774	195.5%
Research and development, related party	$285	$17	$268	*%
General and administrative	$3,394	$312	$3,082	987.8%

* - Not meaningful

Research and Development and Research and Development, related party

Research and development expenses increased 195.5% from $1.9 million for the three months ended September 30, 2020 to $5.7 million for the three months ended September 30, 2021. Research and development expenses, related party increased to $0.3 million for the three months ended September 30, 2021. In total, research and development expenses increased 207.6% from $1.9 million for the three months ended September 30, 2020 to $6.0 million for the three months ended September 30, 2021. This increase was primarily driven by a $1.0 million increase in clinical expenses associated with Phase 1 and Phase 2 clinical trials of ETX-155 and ETX-810, respectively, a $2.2 million increase in preclinical expenses associated with ETX-155, ETX-810 and our preclinical programs, and a $1.9 million increase in personnel related expenses from increased headcount and stock-based compensation. Clinical and preclinical costs have increased and are expected to continue to increase due to the further advancement of our programs into later stages of clinical development where clinical studies may have increased numbers of subjects, longer duration and more substantial data collection and analysis. The increase was partially offset by a $1.1 million increase in the refundable research and development tax credits from the U.K. driven by increased research and development activities.

General and Administrative

General and administrative expenses increased 987.8% from $0.3 million for the three months ended September 30, 2020 to $3.4 million for the three months ended September 30, 2021. The increase in general and administrative expenses is primarily due to an increase of $1.8 million in personnel related expenses from increased headcount and stock-based compensation and a $0.8 million increase in consulting and legal expenses.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Foreign currency gain (loss)	$(252)	$1	$(253)	(*)%
Other income, net	$20	$-	$20	100.0%

* - Not meaningful

Foreign Currency Gain (Loss)

Foreign currency loss decreased from a $1,000 gain for the three months ended September 30, 2020 to a $0.3 million loss for the three months ended September 30, 2021. The decrease was due to an unfavorable foreign currency exchange rates between the British Pound and the U.S. Dollar.

Other Income, net

Other income, net increased to $20,000 for the three months ended September 30, 2021. The increase was due to the interest income, partially offset by amortization of premiums and accretion of discounts recognized on our investments recognized during the quarter. For the three months ended September 30, 2020, we held no investments.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Operating Expenses

The following table sets forth our operating expenses (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Research and development	$15,455	$4,644	$10,811	232.8%
Research and development, related party	$988	$286	$702	245.5%
General and administrative	$8,526	$888	$7,638	860.1%

Research and Development and Research and Development, related party

Research and development expenses increased 232.8% from $4.6 million for the nine months ended September 30, 2020 to $15.5 million for the nine months ended September 30, 2021. Research and development expenses, related party increased 245.5% from $0.3 million for the nine months ended September 30, 2020 to $1.0 million for the nine months ended September 30, 2021. In total, research and development expenses increased 233.5% from $4.9 million for the nine months ended September 30, 2020 to $16.4 million the nine months ended September 30, 2021. This increase was primarily driven by a $7.7 million increase in clinical expenses associated with Phase 1 and Phase 2 clinical trials of ETX-155 and ETX-810, a $4.8 million increase in preclinical expenses associated with ETX-155, ETX-810, and our preclinical programs, and a $2.3 million increase in personnel related expenses from increased headcount and stock-based compensation. Clinical and preclinical costs have increased and are expected to continue to increase due to the further advancement of our programs into later stages of clinical development where clinical studies may have increased numbers of subjects, longer duration and more substantial data collection and analysis. The increase was partially offset by a $3.2 million increase in the refundable research and development tax credits from the U.K. driven by increased research and development activities.

General and Administrative

General and administrative expenses increased 860.1% from $0.9 million for the nine months ended September 30, 2020 to $8.5 million for the nine months ended September 30, 2021. The increase in general and administrative expenses is primarily due to an increase of $4.3 million in personnel related expenses from increased headcount and stock-based compensation and a $2.7 million increase in consulting and legal expenses.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Change in fair value of redeemable convertible preferred stock tranche liability	$(11,718)	$—	$(11,718)	(100.0)%
Foreign currency gain (loss)	$(268)	$13	$(281)	(*)%
Other income, net	$20	$-	$20	100.0%

* - Not meaningful

Change in fair value of redeemable convertible preferred stock tranche liability

For the nine months ended September 30, 2021, we recognized an $11.7 million charge from the settlement of our Series A-1 preferred stock tranche liability and in connection with significant valuation changes in our Series A-1 redeemable convertible preferred stock. The valuation changes were driven primarily by the Phase 1 results of ETX-155, as well as an increased likelihood of future financing events.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) decreased from a $13,000 gain for the nine months ended September 30, 2020 to a $0.3 million loss for the nine months ended September 30, 2021. The loss was due to unfavorable foreign currency exchange rates between the British Pound and the U.S. Dollar.

Other Income, net

Other income, net increased to $20,000 for the nine months ended September 30, 2021. The increase was due to the interest income, partially offset by amortization of premiums and accretion of discounts recognized on our investments during the quarter. For the nine-months ending September 30, 2020, we held no investments.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to refundable research and development tax credits. From our inception to September 30, 2021, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents, and marketable securities of $169.6 million and $20.5 million and an accumulated deficit of $65.1 million and $28.1 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We do not expect to achieve such revenue and expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents, and marketable securities of $169.6 million as of September 30, 2021 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through late 2023. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(28,188)	$(8,474)
Net cash used in investing activities	(106,919)	—
Net cash provided by financing activities	177,194	—

Operating activities

For the nine months ended September 30, 2021, net cash used in operating activities was $28.2 million. This consisted primarily of net loss of $36.9 million and an increase in our operating assets and liabilities of $5.4 million, primarily related to research and development activities, which was partially offset by the non-cash charges for changes in the fair value of the redeemable convertible preferred stock tranche liability of $11.7 million and stock-based compensation of $2.6 million.

For the nine months ended September 30, 2020, net cash used in operating activities was $8.5 million. This consisted primarily of a net loss of $5.8 million and an increase in our operating assets and liabilities of $3.0 million, which was partially offset by the non-cash charge for stock-based compensation of $0.2 million.

Investing activities

For the nine months ended September 30, 2021, net cash used in investing activities was $106.9 million. This consisted primarily of investments in United States government debt securities, commercial paper, and corporate bonds.

Financing activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $177.2 million, primarily attributable to the proceeds from the issuance of our Series A-1 and Series B redeemable convertible preferred stock, net of issuance costs, and the proceeds from the issuance of our common stock in our initial public offering, net of issuance costs.

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

We lease various operating spaces in the United Kingdom under non-cancelable operating lease arrangements that expire on various dates through June 30, 2023. As of September 30, 2021 and December 31, 2020, our future minimum lease payments under non-cancelable lease agreements were $0.6 million and $47,000, respectively.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the condensed consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our final prospectus dated August 9, 2021 and filed with the Securities and Exchange Commission, or SEC, on August 11, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended for our IPO. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.

Recent Accounting Pronouncements

See Note 1 in our interim condensed consolidated financial statements included herein and see Note 2 to our annual consolidated financial statements included in our final prospectus dated August 9, 2021 and filed with the SEC on August 11, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Some of our employees and operations are located in the U.K., and a portion of our expenses and payment obligations are denominated in and have been satisfied with the British Pound. There was no material foreign currency risk for the three and nine months ended September 30, 2021 and 2020. However, we have and will continue to enter into contracts with vendors outside of the U.S. for research and development services. In the future, some of these contracts may continue to be denominated in foreign currencies and to the extent they are, we will be subject to foreign currency transaction gains or losses. We incurred an immaterial foreign currency transaction loss and an immaterial foreign currency transaction gain for the three and nine months ended September 30, 2021 and 2020. We have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates during any of the periods presented would not have a material effect on our interim condensed consolidated financial statements.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2021, we had cash and cash equivalents of $62.8 million held primarily in cash deposits and money market funds. As of September 30, 2021, we had short-term and long-term marketable securities of $106.8 million, held in U.S. government debt securities and corporate bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. As of September 30, 2021, a hypothetical 100 basis point increase in interest rates would not have resulted in a material decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2021 because of the material weaknesses in our internal control over financial reporting described below.

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

Management has concluded that these material weaknesses in internal control over financial reporting were due to the fact that we were recently a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee our business processes and controls.

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

Remediation Efforts to Address Material Weaknesses

We are in the process of implementing remediation efforts, including the hiring of additional financial employees and consultants with the appropriate public company and technical accounting expertise, and other actions described below. As such remediation efforts are still ongoing, we have concluded that the material weaknesses have not been remediated. Remediation efforts to date include the following:

•
We engaged external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the financial statements and related footnote disclosures.
•
We hired experienced accounting personnel to strengthen our compliance and accounting functions and to assist in our risk assessment process and the design and implementation of controls. Further, we have implemented policies and procedures to improve segregation of duties over the preparation of account reconciliations and consolidation.
•
We have begun implementing new financial systems to improve segregation of duties and controls over the preparation and review of journal entries and reliability of system generated data.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those risks discussed in further detail below. These risks include, among others, the following:

•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. As of September 30, 2021, we had an accumulated deficit of $65.1 million.
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

We are a clinical-stage biotechnology company with a limited operating history. For the last several years, we have focused our efforts primarily on developing our product candidates, including our two lead clinical-stage candidates, ETX-810 and ETX-155, with the goal of achieving regulatory approval and commercialization. Since inception, we have incurred significant operating losses. Our net losses were $20.7 million, $5.8 million and $36.9 million for the year ended December 31, 2020 and the nine months ended September 30, 2020 and September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $65.1 million. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years as we continue to develop our current and future product candidates. In addition, we expect to incur significant sales, marketing and manufacturing expenses related to the commercialization of our current and future product candidates, if they are approved by the U.S. Food and Drug Administration (FDA). As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We had cash, cash equivalents, and marketable securities of $20.5 million and $169.6 million at December 31, 2020 and September 30, 2021, respectively. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2020, describing the existence of substantial doubt about our ability to continue as a going concern at May 12, 2021, the date of their report.

Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through late 2023. However, we will need additional capital to complete the clinical development of our product candidates and to commercialize any approved products. Our estimates of the sufficiency of our cash, cash equivalents and marketable securities are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities. In July 2020, the FDA resumed certain on-site inspections subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. Additionally, in April 2021, the FDA issued a guidance document describing its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. Remote interactive evaluations may be requested in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs for pharmaceutical and biological products. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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
•
the U.S. federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (CMS) an agency within the HHS under the Open Payments Program, information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
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

Our full-time and part-time employee base grew from nine employees as of December 31, 2020 to 28 employees as of September 30, 2021. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon our common stock outstanding as of September 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.2% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold for the three months ended September 30, 2021:

(1)

From July 1, 2021 through August 12, 2021 (the date of filing our registration statement on Form S-8, File No. 333-258771), we granted to certain employees options to purchase an aggregate of 31,598 shares of our common stock under our 2019 Equity Incentive Plan at an exercise price of $10.06 per share.

(2)

From July 1, 2021 through August 12, 2021 (the date of filing our registration statement on Form S-8, File No. 333-258771), we granted to certain directors options to purchase an aggregate of 80,000 shares of our common stock under our 2021 Equity Incentive Plan at an exercise price of $12.50 per share.

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

The IPO closed on August 12, 2021. The aggregate net proceeds from our IPO, after underwriting discounts and commissions of $6.4 million and other estimated offering expenses of $2.5 million, were $83.1 million. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 11, 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-257980	3.1	8/2/2021
3.2*	Amended and Restated Bylaws of the Registrant
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of common stock certificate of the Registrant	S-1	333-257980	4.1	8/2/2021
4.3	Amended and Restated Investors Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto	S-1	333-257980	10.1	8/2/2021
10.1+	Effective Employment Agreement by and between the Registrant and Bob Azelby, effective October 1, 2020, as amended.	S-1	333-257980	10.9	8/2/2021
10.2+	Executive Employment Agreement by and between the Registrant and Erin M. Lavelle, effective October 1, 2020, as amended.	S-1	333-257980	10.10	8/2/2021
10.3+	2021 Equity Incentive Plan.	S-1	333-257980	10.4	8/2/2021
10.4+	2021 Employee Stock Purchase Plan.	S-1	333-257980	10.7	8/2/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eliem Therapeutics, Inc.

Date: November 8, 2021	By:	/s/ Robert Azelby
Robert Azelby
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Erin M. Lavelle
Erin M. Lavelle
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)