Form 10-Q
period 2022-03-31
Eliem Therapeutics, Inc.
filed 2022-05-16
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 13, 2022, the registrant had 26,567,681 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$31,931	$46,922
Short-term marketable securities	92,010	89,558
Prepaid expenses and other current assets	9,342	11,772
Total current assets	$133,283	$148,252
Operating lease right-of-use assets	807	—
Long-term marketable securities	25,911	24,919
Other long-term assets	2,418	70
Total assets	$162,419	$173,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	847	1,404
Accrued expenses	5,481	4,588
Accrued expenses, related party	109	39
Operating lease liabilities, current	459	—
Total current liabilities	$6,896	$6,031
Other long-term liabilities	—	7
Operating lease liabilities, net of current portion	381	—
Total liabilities	$7,277	$6,038
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 26,567,681 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	244,480	242,939
Accumulated other comprehensive loss	(521)	(123)
Accumulated deficit	(88,820)	(75,616)
Total stockholders’ equity	$155,142	$167,203
Total liabilities and stockholders’ equity	$162,419	$173,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$8,111	$4,273
Research and development, related party	149	388
General and administrative	4,872	2,218
Total operating expenses	13,132	6,879
Loss from operations	(13,132)	(6,879)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	(11,718)
Foreign currency loss	(157)	(4)
Other income, net	85	—
Total other income (expense)	(72)	(11,722)
Net loss	$(13,204)	$(18,601)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(1,085)
Net loss attributable to common stockholders	$(13,204)	$(19,686)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(5.70)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	26,238,950	3,455,979

Comprehensive loss:
Net loss	$(13,204)	$(18,601)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(398)	—
Comprehensive loss	$(13,602)	$(18,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2021	—	$—	26,235,317	$3	$242,939	$(75,616)	$(123)	$167,203
Vesting of restricted stock awards	—	—	9,451	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,541	—	—	1,541
Other comprehensive loss	—	—	—	—	—	—	(398)	(398)
Net loss	—	—	—	—	—	(13,204)	—	(13,204)
Balance as of March 31, 2022	—	$—	26,244,768	$3	$244,480	$(88,820)	$(521)	$155,142

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	7,140,157	$46,551	3,418,751	$1	$3,152	$(28,136)	$—	$(24,983)
Series A-1 Preferred Stock Issuance (net of issuance costs of $22)	4,358,972	33,978	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock tranche liability upon settlement	—	12,269	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock awards	—	—	64,047	—	105	—	—	105
Stock-based compensation	—	—	—	—	297	—	—	297
Net loss	—	—	—	—	—	(18,601)	—	(18,601)
Balance as of March 31, 2021	11,499,129	$92,798	3,482,798	$1	$3,554	$(46,737)	$—	$(43,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,204)	$(18,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,541	297
Non-cash operating lease expense	108	—
Change in fair value of redeemable convertible preferred stock tranche liability	—	11,718
Amortization of premiums and accretion of discounts on investments	193	—
Foreign currency loss (gain) from remeasurement	177	(81)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,430	(481)
Long-term assets	(2,348)	(1,149)
Accounts payable	(556)	917
Accrued liabilities	899	637
Accounts payable and accrued liabilities, related party	70	3
Operating lease liabilities	(89)	—
Net cash used in operating activities	$(10,779)	$(6,740)
Cash flow from investing activities:
Purchase of marketable securities	(25,581)	—
Proceeds from maturities of marketable securities	21,546	—
Net cash used in investing activities	$(4,035)	$—
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	33,978
Proceeds from the exercise of stock options	—	105
Net cash provided by financing activities	$—	$34,083
Effect of exchange rate changes on cash and cash equivalents	(177)	81
Net change in cash and cash equivalents	$(14,991)	$27,424
Cash and cash equivalents at beginning of period	46,922	20,487
Cash and cash equivalents at end of period	$31,931	$47,911
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$109	$—
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$915	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2022, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the condensed results of its operations as of the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The condensed results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2022.

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

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $88.8 million as of March 31, 2022 and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents, and short- and long-term marketable securities of $149.9 million as of March 31, 2022 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements.

The Company will need to obtain substantial additional funding to develop and commercialize the Company's clinical programs as currently contemplated. The Company expects to finance future cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, the Company expects to continue to rely on capital markets, and to a lesser extent, United Kingdom (U.K.) research and development tax credits and incentives for funding. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short- and long-term marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and two financial institutions in the U.K.. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. The Company has investments in money market funds, U.S. government debt securities, commercial paper, and corporate bonds with high-quality accredited financial institutions.

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

Moreover, the ongoing COVID-19 pandemic, which is impacting worldwide economic activity, poses risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time which may increase costs and could delay the start-up and conduct of the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$16,939	$—	$—	$16,939
Marketable securities:
U.S. government debt securities	20,411	—	—	20,411
Commercial paper	—	52,587	—	52,587
Corporate bonds	—	44,923	—	44,923
Total marketable securities	20,411	97,510	—	117,921
Total assets	$37,350	$97,510	$—	$134,860

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$30,557	$—	$—	$30,557
Marketable securities:
U.S. government debt securities	3,979	—	—	3,979
Commercial paper	—	54,363	—	54,363
Corporate bonds	—	56,135	—	56,135
Total marketable securities	3,979	110,498	—	114,477
Total assets	$34,536	$110,498	$—	$145,034

Summary of Significant Accounting Policies

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2022, as discussed below in the section titled “Recently Adopted Accounting Standards”. Under Accounting Standards Codification (ASC) Topic 842, Leases, the Company determines if an arrangement is a lease at inception.

The Company leases office space in the U.S. and the U.K. under non-cancelable operating leases. Operating lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The Company uses the rate implicit in the lease in determining the present value of lease payments and, if that rate is not readily determinable, the Company uses its incremental borrowing rate commensurate with the lease term based on the information available at the date of lease commencement. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have material short-term lease costs. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For real estate leases, the Company does not separate lease and non-lease components. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s non-lease components are primarily related to property taxes, insurance, and common area maintenance, which vary based on future outcomes, and are recognized as rent expense when incurred.

There have been no other significant changes in the Company’s accounting policies during the three months ended March 31, 2022.

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method (which permitted the Company to not restate the comparative period presented) and elected the package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Upon adoption of ASC 842, the Company recorded operating right-of-use assets of $0.9 million, operating lease liabilities of $0.9 million, and derecognized deferred rent and other lease liabilities of $12,000. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption. Results and disclosures for the three months ended March 31, 2022 are presented under ASC 842. Prior period amounts before January 1, 2022 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

Recently Accounting Pronouncements Not Yet Adopted

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The standard also simplifies the diluted net income per share calculation in certain areas. The effective date of this update for non-public companies is for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020 and interim periods therein. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the three months ended March 31, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

2. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$52,589	$—	$(2)	$52,587
U.S. government debt securities	16,518	—	(36)	16,482
Corporate bonds	23,058	—	(117)	22,941
Total short-term marketable securities	$92,165	$—	$(155)	$92,010
Long-term marketable securities:
U.S. government debt securities	$3,996	$—	$(67)	$3,929
Corporate bonds	22,281	—	(299)	21,982
Total long-term marketable securities	$26,277	$—	$(366)	$25,911

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$54,363	$—	$(1)	$54,362
Corporate bonds	35,231	—	(35)	35,196
Total short-term marketable securities	$89,594	$—	$(36)	$89,558
Long-term marketable securities:
U.S. government debt securities	$3,996	$—	$(17)	$3,979
Corporate bonds	21,010	—	(70)	20,940
Total long-term marketable securities	$25,006	$—	$(87)	$24,919

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's marketable securities. Accrued interest receivable of $0.3 million is presented separately within the prepaid expenses and other current assets line items in the Company's unaudited condensed consolidated balance sheet as of March 31, 2022.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	Fair Value	Fair Value
Corporate bonds	$42,923	$60,114
Commercial paper	3,997	3,995
U.S. Government debt securities	17,412	—
Total available-for-sale securities	$64,332	$64,109

There were no investments in a continual unrealized loss position for greater than twelve months.

As of March 31, 2022, the Company did not intend, nor was the Company more likely than not to be required, to sell its available-for-sale investments before the recovery of the amortized cost basis, which may be maturity. Therefore, the Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. Based on the Company's assessment, it concluded that none of the available-for-sale investments held as of March 31, 2022 were considered to be impaired, as such, no impairment loss related to other-than-temporary declines in market value was recorded for the three months ended March 31, 2022 or as of December 31, 2021. There was no realized gain or loss on available-for-sale securities in the periods presented.

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Recoverable research and development tax credits	$6,523	$6,523
Prepaid research and development expenses	1,346	2,906
Prepaid expenses	873	1,491
Other assets	600	852
Total prepaid expenses and other current assets	$9,342	$11,772

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Recoverable research and development tax credits	$2,200	$—
Other assets	218	70
Total other long-term assets	$2,418	$70

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll	$1,002	$2,220
Accrued research and development expenses	4,195	2,159
Other accrued expenses	393	248
Total accrued expenses	$5,590	$4,627

4. Redeemable Convertible Preferred Stock

Upon completion of the IPO on August 12, 2021, all of the Company’s then outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 15,345,279 shares of common stock. As of March 31, 2022 and December 31, 2021, the Company had no redeemable convertible preferred stock outstanding.

As of March 31, 2021, the Company’s redeemable convertible preferred stock consisted of the following balance (in thousands, except share and per share amounts):

	As of March 31, 2021
	Issue Price	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference
Series A	$6.00	2,717,084	2,717,082	$17,074	$18,891
Series A (Athenen Acquisition)	$5.80	2,500,000	2,500,000	$14,500	$15,549
Series A-1	$7.80	7,692,305	6,282,047	$61,224	$50,528
Ending balance		12,909,389	11,499,129	$92,798	$84,968

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

Prior to conversion, the holders of the Series A, Series A-1, and Series B redeemable convertible preferred stock had various rights, preferences, privileges, and restrictions, with respect to voting, dividends, liquidation, and conversion, which are further described in Note 5 Redeemable Convertible Preferred Stock to the consolidated financial statements in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2022.

As of March 31, 2021, the Company had total dividends in arrears for the Series A redeemable convertible preferred stock of $3.1 million, or $0.60 per share, and for Series A-1 redeemable convertible preferred stock of $1.5 million, or $0.24 per share. As of March 31, 2022, the Company had no dividends in arrears as all shares of redeemable convertible preferred stock converted to common stock upon the completion of the IPO.

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

The Series A-1 redeemable convertible preferred tranche liability was settled on March 9, 2021 with the achievement of milestones set forth in the Series A-1 stock purchase agreement. The fair value of the liability was remeasured prior to settlement, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss of $11.7 million during the three months ended March 31, 2021. Immediately thereafter, the balance of the redeemable convertible preferred stock tranche liability of $12.3 million was reclassified to Series A-1 redeemable convertible preferred stock.

A rollforward of the redeemable convertible preferred stock tranche liability is as follows (in thousands):

Balance at December 31, 2020	$551
Change in fair value	11,718
Settlement upon issuance of Series A-1 redeemable convertible preferred stock	(12,269)
Balance at March 31, 2021	$—

6. Commitments and Contingencies

Facility Leases

The Company leases office space in the U.S. and U.K. under non-cancelable operating leases.

In May 2021, the Company entered into an agreement for office space in Cambridge, U.K.. The term of this lease is for a period of 24 months, which commenced on July 1, 2021.

In November 2021, the Company entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the inception of the lease and as of March 31, 2022, the Company was not reasonably certain that it will exercise its option to extend the lease, therefore, the period covered by this option is not included within the lease term.

As of March 31, 2022, the remaining weighted-average lease term was 2.1 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

For the three months ended March 31, 2022, the Company incurred $0.1 million in rent expense. Variable lease payments were $7,000 for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company incurred $14,000 in rent expense.

As of March 31, 2022, the annual future minimum lease payments due under the Company’s non-cancelable operating leases are as follows:

Amount
(In thousands)
2022 (remaining 9 months)	$378
2023	340
2024	172
2025	15
Total undiscounted lease payments	$905
Present value adjustment	(65)
Total operating lease liabilities	$840

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of the date of these condensed consolidated financial statements, the Company is not party to any material legal matters or claims.

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

7. Stock-Based Compensation

2019 Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the 2019 Plan). The 2019 Plan provides for the Company to grant qualified stock options, non-qualified stock options, and restricted stock awards to employees, non-employee directors and consultants of the Company under terms and provisions established by the Company's board of directors. Under the terms of the 2019 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to employees outside of the U.S. However, for any employee who is a 10% or greater stockholder, options are granted at an exercise price no less than 110% of the fair value of the Company’s common stock on the grant date. Option awards granted typically have 10-year terms measured from the option grant date. However, if any employee is a 10% or greater stockholder, the awards have 5-year terms measured from the option grant date. While no shares are available for future issuance under the 2019 Plan, it continues to govern outstanding equity awards granted thereunder.

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP ), which became effective immediately prior to the effectiveness of the Company's IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of March 31, 2022, the total number of shares authorized for issuance under the 2021 Plan was 3,887,174. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of March 31, 2022, there were 521,555 shares of common stock reserved for future issuance under the ESPP plan. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of March 31, 2022, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or monthly vesting over four years.

In January 2022, the Company granted a total of 45,000 stock options with performance conditions that vest upon the Company’s initiation of a Phase 1 trial for the potential treatment of generalized anxiety disorder (GAD). The probability of achieving performance conditions is assessed each reporting period. As of March 31, 2022, this performance condition was assessed and deemed not probable, and the Company has recognized no stock-based compensation expense relating to these performance-based options.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2021	2,922,135	$3.62	9.14	$21,144
Options granted	1,355,412	8.21
Options cancelled and forfeited	—
Options exercised	—
Balance as of March 31, 2022	4,277,547	$5.08	9.19	$15,974
Vested and expected to vest, March 31, 2022(1)	4,232,547	$5.04	9.18	$15,966
Options exercisable as of March 31, 2022	819,560	$1.56	8.69	$5,661

(1) Excludes 45,000 stock options awards outstanding for the period ended March 31, 2022, subject to only performance conditions that have been assessed and deemed not probable.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022, was $5.56 per share.

The Black-Scholes option pricing model for employee and nonemployee stock options incorporates the following assumptions:

•
Fair Value of Common Stock — Prior to the completion of the Company's IPO, the fair value of the Company's common stock was determined by using straight-line interpolation between the value of common stock derived from valuations performed by independent third party specialists, further described in Note 2 to the consolidated financial statements Summary of Significant Accounting Policies – Fair Value of Common Stock in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2022. After the completion of the Company's IPO, the fair value of each share of common stock is based on the closing price of the Company's common stock on the date of grant as reported on the Nasdaq Global Market.
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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2022:

Expected term (in years)	5.50 - 6.50
Expected volatility	77.33% - 79.04%
Risk-free interest rate	1.69% - 1.75%
Expected dividend yield	0.00%

Restricted Stock

The Company has restricted stock awards with service conditions that vest 25% on the first anniversary of the grant date and monthly thereafter. The restricted stock awards are subject to repurchase by the Company at the original purchase price in the event that the award recipient’s employment or relationship is terminated prior to the shares vesting.

In 2018, the Company granted restricted stock awards with performance conditions that vested upon the Company’s initiation of a registrational clinical trial to study the efficacy of ETX-810. The probability of achieving performance conditions is assessed each reporting period. As of December 31, 2021, 21,750 of these awards were still outstanding, and the Company recognized no stock-based compensation expense relating to these awards, as the performance condition was assessed and deemed not probable. In January 2022, the Company’s board of directors approved a modification to the vesting terms of these awards, such that the awards will vest in full on October 24, 2022. The incremental stock-based compensation expense related to the modification of these awards is $0.2 million, which is being recognized prospectively from the modification date through the vesting date.

The activity for restricted stock awards is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021(1)	332,364	$7.30
Granted	—	—
Vested	(9,451)	$4.20
Forfeited	—	—
Unvested at March 31, 2022	322,913	$8.28

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

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and performance awards included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$547	$78
General and administrative expense	994	219
Total stock-based compensation expense	$1,541	$297

As of March 31, 2022, there was $18.1 million of total unrecognized compensation cost related to unvested stock options granted and $2.1 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.18 years and 2.89 years, respectively.

8. Net Loss Per Share Attributable to Common Stockholders

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,204)	$(18,601)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(1,085)
Net loss attributable to common stockholders	(13,204)	(19,686)
Weighted-average common shares used in computed net loss per share attributable to common stockholders, basic and diluted	26,238,950	3,455,979
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(5.70)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Common stock options	4,277,547	1,930,474
Unvested restricted stock awards	322,913	85,149
Redeemable convertible preferred stock	—	11,499,129
Total potentially dilutive shares	4,600,460	13,514,752

9. Related Party Transactions

Services Provided by Related Parties

The Company has a services agreement with Carnot, LLC. Carnot, LLC was subsequently dissolved and the services agreement transitioned to its successor Carnot Pharma, LLC. The Company reimburses Carnot Pharma, LLC for research and development expenses incurred on its behalf. RA Capital Management, L.P. is the manager of the members of Carnot, LLC and Andrew Levin, a member of the Company's board of directors and former Chief Executive Officer, is the President of Carnot Pharma, LLC. Adam Rosenberg, a member of the Company's board of directors, was a Venture Partner at Carnot Pharma, LLC dba RA Ventures from January 2020 through July 2021 and thereafter became an Advisor. Amounts incurred for reimbursements for the three months ended March 31, 2022 and 2021 were approximately $0.1 million and $0.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Results and Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Eliem Therapeutics, Inc. and its wholly owned subsidiaries.

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

Our two lead clinical-stage candidates are ETX-810 and ETX-155. ETX-810 is a novel palmitoylethanolamide (PEA) prodrug being developed for the treatment of lumbosacral radicular pain (LSRP, commonly referred to as sciatica). ETX-810 is currently being evaluated in a Phase 2a clinical trial in subjects with LSRP, which was fully enrolled in April 2022 and is expected to report topline data in the third quarter of 2022. As described under “—Recent Developments,” in April 2022 we announced the results of a Phase 2a clinical trial of ETX-810 in subjects with diabetic peripheral neuropathic pain (DPNP) and based on these results we do not currently plan to further develop ETX-810 in this indication. ETX-155 is a neurosteroid GABAA receptor positive allosteric modulator (PAM) being developed for major depressive disorder (MDD), perimenopausal depression (PMD) and focal onset seizures (FOS), the most common type of seizure in people with epilepsy. In March 2022, we received clearance from the U.S. Food and Drug Administration (FDA) of our investigational new drug application (IND) for two Phase 2a clinical trials for ETX-155 in patients with MDD and PMD. In addition, in 2021, we initiated a Phase 1b proof-of-concept clinical trial in patients with photosensitive epilepsy (PSE). As described under “—Recent Developments,” in April 2022, we announced that interim results from the first three subjects in the Phase 1b PSE trial were inconclusive, leading us to perform a root cause analysis, and that we elected to delay enrollment of the Phase 2a clinical trials of ETX-155 in MDD and PMD pending investigation of such root cause analysis.

Below is a summary of our wholly owned pipeline:

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $13.2 million and $18.6 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $88.8 million and $75.6 million as of March 31, 2022 and December 31, 2021, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents, and short- and long-term marketable securities of $149.9 million and $161.4 million as of March 31, 2022 and December 31, 2021, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and short- and long-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be largely driven by our ongoing activities as we:

•
continue to develop and conduct clinical trials, including for ETX-810 and ETX-155 for indications we are currently evaluating and any potential additional indications;
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

Recent Developments

In April 2022, we announced that in the Phase 2a clinical trial in DPNP, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint, which assessed the change from baseline to week 4 in the weekly average of the daily pain score measured with the Pain Intensity Numerical Rating Scale (PI-NRS). The multi-center, randomized, double-blind, placebo-controlled, parallel-group clinical trial evaluated the efficacy and safety of ETX-810 in 159 subjects with DPNP over four weeks of dosing. 78 patients received 1,000 mg of ETX-810 twice daily, and 81 patients received placebo. ETX-810 was well tolerated in the study, with an encouraging safety profile. However, the primary endpoint of the trial was not achieved, and separation from placebo on the PI-NRS was not observed during the 4 weeks of dosing.

In April 2022, we announced that the Phase 2a proof-of-concept trial evaluating ETX-810 in patients with LSRP was fully enrolled. The LSRP trial has enrolled 149 patients and has a similar design to the Phase 2a DPNP trial. The LSRP trial is expected to report topline data in the third quarter of 2022.

In March 2022, we received clearance from the FDA of our IND to progress ETX-155 in Phase 2a clinical trials in depression. In April 2022, we announced that based on a review of interim results from the first three subjects in the Phase 1b PSE trial, we elected to delay enrollment of our Phase 2a clinical trials of ETX-155 in MDD and PMD. For the three patients evaluated to date in the Phase 1b PSE trial, the results of ETX-155 on the photoparoxysmal response observed following intermittent photic stimuli were inconclusive. An analysis of the drug exposures in these patients indicated that drug levels were significantly lower than expected based on the pharmacokinetic profile observed in the two Phase 1 trials of ETX-155 in healthy subjects. We are currently investigating potential root causes of the observed difference in exposure from the prior studies, including evaluation of any differences between the drug product used in this study and that used in the prior Phase 1 trials. We will provide an update to timelines for both continuing the Phase 1b PSE trial and beginning enrollment of the Phase 2a MDD and PMD trials after the root cause of the differences in exposure is further investigated.

Impact of the COVID-19 Pandemic on Our Operations

We have been carefully monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. Many geographic regions have imposed restrictions to control the spread of COVID-19 including the U.K. and the State of Washington, where most of our operations are conducted. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees, including the suspension of all non-essential business travel during peak periods of outbreak. In addition, all of our workforce has the ability to work remotely. To date, we have been able to continue our key business activities and advance our clinical programs. We have experienced delays in availability and shipping of preclinical and clinical supplies and delays in vendor services caused by understaffing or illness. However, to date, these delays have not materially impacted our business. However, in the future, it is possible that delays such as these or other disruptions such as delays related to enrolling participants in our clinical trials could impact our clinical development timelines. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, it has, to date, not had a material adverse impact on our results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

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
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Direct costs	$8,615	$5,008
Indirect costs	1,845	808
Research and development tax credits	(2,200)	(1,155)
Total research and development expenses	$8,260	$4,661

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

Research and development costs by stage of development are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Clinical	$7,861	$3,510
Preclinical	2,599	2,306
Research and development tax credits	(2,200)	(1,155)
Total research and development expenses	$8,260	$4,661

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

Research and development expenses, related party included expenses incurred related to reimbursements to be paid to Carnot, LLC, a related party, of $0.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

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

Foreign Currency Loss

Our foreign currency loss consists of foreign exchange losses resulting from remeasurement and foreign currency transactions between the British Pound and the U.S. Dollar.

Other Income, net

Our other income consists of interest income, accretion and amortization related to our investments.

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$8,111	$4,273	$3,838	89.8%
Research and development, related party	149	388	(239)	(61.6)%
General and administrative	4,872	2,218	2,654	119.7%
Total operating expenses	13,132	6,879	6,253	90.9%
Loss from operations	(13,132)	(6,879)	(6,253)	90.9%
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	(11,718)	11,718	(100.0)%
Foreign currency loss	(157)	(4)	(153)	3,825.0%
Other income, net	85	—	85	100.0%
Total other income (expense)	(72)	(11,722)	11,650	(99.4)%
Net loss	$(13,204)	$(18,601)	$5,397	(29.0)%

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Operating Expenses

The following table sets forth our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Research and development	$8,111	$4,273	$3,838	89.8%
Research and development, related party	149	388	(239)	(61.6)%
General and administrative	4,872	2,218	2,654	119.7%
Total Operating Expenses	$13,132	$6,879	6,253	90.9%

Research and Development and Research and Development, related party

Research and development expenses increased 89.8% from $4.3 million for the three months ended March 31, 2021 to $8.1 million for the three months ended March 31, 2022. Research and development expenses, related party decreased 61.6% from $0.2 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022. In total, research and development expenses increased 77.2% from $4.7 million for the three months ended March 31, 2021 to $8.3 million for the three months ended March 31, 2022. This increase was primarily driven by a $3.7 million increase in clinical expenses associated with Phase 1 and Phase 2 clinical trials of ETX-155 and ETX-810 and a $0.9 million increase in personnel-related expenses from increased headcount and stock-based compensation. Direct preclinical expenses were consistent for the periods presented, which primarily consist of costs to manufacture drug products for use in our preclinical and clinical trials. The increase was partially offset by a $1.0 million increase in the refundable research and development tax credits from the U.K. generated from the increased research and development activities.

Research and development expenses have increased and are expected to continue to increase due to the further advancement of our programs into later stages of clinical development where clinical studies may have increased numbers of subjects, longer duration and more substantial data collection and analysis.

General and Administrative

General and administrative expenses increased 119.7% from $2.2 million for the three months ended March 31, 2021 to $4.9 million for the three months ended March 31, 2022. The increase in general and administrative expenses is primarily due to a $1.5 million increase in personnel-related expenses from increased headcount and stock-based compensation, a $0.7 million increase in other general and administrative expenses that included consulting and legal fees and human resources costs, and an increase of $0.5 million in insurance costs.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Change in fair value of redeemable convertible preferred stock tranche liability	$—	$(11,718)	$11,718	(100.0)%
Foreign currency loss	(157)	(4)	(153)	3,825.0%
Other income, net	85	—	85	100.0%
Total other income (expense)	$(72)	$(11,722)	11,650	(99.4)%

Change in fair value of redeemable convertible preferred stock tranche liability

For the three months ended March 31, 2021, we recognized an $11.7 million charge from the settlement of our Series A-1 preferred stock tranche liability immediately prior to settlement.

Foreign Currency Loss

Foreign currency loss increased from a $4,000 loss for the three months ended March 31, 2021 to a $0.2 million loss for the three months ended March 31, 2022. The increase was due to an unfavorable foreign currency exchange rates between the British Pound and the U.S. Dollar.

Other Income, net

Other income, net increased to $0.1 million for the three months ended March 31, 2022. The increase was due to the interest income, partially offset by amortization of premiums and accretion of discounts recognized on our investments recognized during the quarter. For the three months ended March 31, 2021, we held no investments.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to March 31, 2022, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents, and short-and long-term marketable securities of $149.9 million and $161.4 million and an accumulated deficit of $88.8 million and $75.6 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We do not expect to achieve such revenue and expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents, and short- and long-term marketable securities of $149.9 million as of March 31, 2022 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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
•
potential delays in our preclinical studies and clinical trials, whether current or planned;
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

We believe that our existing cash, cash equivalents and short- and long-term marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least 2023. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(10,779)	$(6,740)
Net cash used in investing activities	(4,035)	—
Net cash provided by financing activities	—	34,083

Operating activities

For the three months ended March 31, 2022, net cash used in operating activities was $10.8 million. This consisted primarily of net loss of $13.2 million, which was partially offset by non-cash charges of $2.0 million that included stock-based compensation of $1.5 million, and a net increase in our operating assets and liabilities of $0.4 million, which primarily related to research and development activities.

For the three months ended March 31, 2021, net cash used in operating activities was $6.7 million. This consisted primarily of net loss of $18.6 million and an increase in our operating assets and liabilities of $0.1 million, mostly related to research and development activities, which was partially offset by the non-cash charges for changes in the fair value of the redeemable convertible preferred stock tranche liability of $11.7 million and stock-based compensation of $0.3 million.

Investing activities

For the three months ended March 31, 2022, net cash used in investing activities was $4.0 million. This consisted of purchases of $25.6 million of investments in United States government debt securities and corporate bonds, primarily offset by proceeds of $21.6 million received from maturities of investments in commercial paper and corporate bonds.

Financing activities

For the three months ended March 31, 2021, net cash provided by financing activities was $34.1 million, attributable to the proceeds from the issuance of our Series A-1 redeemable convertible preferred stock, net of issuance costs.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2022. There were no material changes to our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 1 in our interim condensed consolidated financial statements included herein and see Note 2 to our annual consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 7, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Efforts to Address Material Weaknesses

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions and ensure adequate segregation of key duties and responsibilities, and designing and implementing improved policies, processes and internal controls, including ongoing senior management review and audit committee oversight. Further, we have implemented new financial systems to improve segregation of duties and controls and reliability of system generated data.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those risks discussed in further detail below. These risks include, among others, the following:

•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. We had an accumulated deficit of $88.8 million and $75.6 million as of March 31, 2022 and December 31, 2021, respectively.
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

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on developing our product candidates, including our two lead clinical-stage candidates, ETX-810 and ETX-155. Since inception, we have incurred significant operating losses. Our net losses were $47.5 million, $18.6 million and $13.2 million for the year ended December 31, 2021 and the three months ended March 31, 2021 and March 31, 2022, respectively. We had an accumulated deficit of $88.8 million and $75.6 million as of March 31, 2022 and December 31, 2021, respectively. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years as we continue to develop our current and future product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•
continue to develop and conduct clinical trials, including for ETX-810 and ETX-155 for indications we are currently evaluating and any potential additional indications;
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

We had cash, cash equivalents, and short- and long-term marketable securities of $161.4 million and $149.9 million at December 31, 2021 and March 31, 2022, respectively.

Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short- and long-term marketable securities will be sufficient to fund our operations through at least 2023. However, we will need additional capital to complete the clinical development of our product candidates and to commercialize any approved products. Our estimates of the sufficiency of our cash, cash equivalents and short- and long-term marketable securities are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is, and will be, very time-consuming, expensive and an uncertain process that takes years to complete. Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing ETX-810 and ETX-155 for indications we are currently evaluating and potential additional indications, as well as our preclinical product candidates and other future product candidates we may develop;
•
the timing and uncertainty of, and the costs involved in, obtaining marketing approvals for ETX-810 and ETX-155 for indications we are currently evaluating and potential additional indications and our preclinical product candidates and other future product candidates we may develop and pursue;
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

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, in our recently completed Phase 2a clinical trial investigating ETX-810 for the treatment of diabetic peripheral neuropathic pain (DPNP), ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint, and as a result, we do not currently plan to further develop ETX-810 as a potential treatment for DPNP. In addition, interim results from our ongoing Phase 1b study evaluating ETX-155 in photosensitive epilepsy (PSE) were inconclusive, with an analysis of drug exposures in the study participants indicating drug levels that were significantly lower than expected based on the pharmacokinetic profile observed in earlier Phase 1 trials of ETX-155 in healthy subjects. We are conducting a root cause analysis to determine the observed difference in exposure to ETX-155 from prior studies before advancing into the larger Phase 2a trials in major depressive disorder (MDD) and perimenopausal depression (PMD). We are conducting a Phase 2a clinical trial for ETX-810 in lumbosacral radicular pain (LSRP), plan to initiate Phase 2a and other clinical trials for our ETX-155 clinical program, and have not initiated clinical trials for any of our other current research programs.

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
•
assessing and/or developing new product candidates or potential new indications for our current product candidates;
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

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidates, ETX-810 for the treatment of LSRP, and ETX-155 for the treatment of MDD, PMD and epilepsy. Successful continued development and potential regulatory approval of ETX-810 or ETX-155 for indications we are currently evaluating and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of ETX-810 and ETX-155.

Before we can generate any revenue from sales of ETX-810, ETX-155 or any of our other programs, these programs must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates or commercialization of any products.

We have experienced, and may in the future experience, setbacks that could delay or prevent regulatory approval of our product candidates or our ability to commercialize any products, including:

•
negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, such as the failure of ETX-810 to achieve its primary endpoint in our Phase 2a study in subjects with DPNP, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program or an indication;
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
•
poor efficacy of our product candidates during clinical trials such as the failure of ETX-810 to meet its primary endpoint in our Phase 2a DPNP trial;
•
unfavorable FDA or other regulatory agency inspection and review of clinical trial sites or manufacturing facilities;
•
failure to obtain product labeling for indications we are evaluating, such as ETX-155 for the treatment of patients with PMD, which the FDA currently considers to be a subgroup of MDD;
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
•
delays related to the impact or the spread of COVID-19 or other pandemics, including the impact of COVID-19 on the FDA’s, or any similar foreign regulatory agency’s, ability to continue its normal operations;
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

For example, in April 2022, we announced that in our Phase 2a clinical trial in DPNP, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint. Based on these results, we do not currently plan to further develop ETX-810 in this indication. In addition, in April 2022, we announced that interim results from the first three subjects in our Phase 1b photosensitive epilepsy (PSE) trial were inconclusive, leading us to perform a root cause analysis. As a result, we have elected to delay enrollment of the Phase 2a clinical trials of ETX-155 in MDD and PMD pending investigation of such root cause analysis.

Furthermore, even if we do receive regulatory approval for ETX-810, ETX-155 or any other potential product candidate we may develop for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure that we will successfully develop or commercialize ETX-810, ETX-155 or any other potential product candidate we may develop for any indication. If we or any of our future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ETX-810 or ETX-155 for indications we are currently evaluating or potential additional indications, or any other potential product candidate we may develop, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing ETX-810 and ETX-155 could adversely affect our development efforts for ETX-810 and ETX-155 in other indications.

Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans to the satisfaction of FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, in the United States, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of ETX-810 to achieve statistically significant separation from placebo on the primary endpoint in our Phase 2a clinical trial in DPNP. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, preclinical models evaluating product candidates for pain are notoriously unreliable and, as such, the therapies face substantial translational risk. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of ETX-810, ETX-155 or any of our other product candidates. The commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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

Further, our current and planned clinical trials do or will contain endpoints that require subjective assessments and subject us to a substantial risk of “placebo effect” which is a well-known risk in clinical trials evaluating therapeutics for pain as well as depression. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show statistically significant effect of the product candidate as compared to the control arm and may ultimately cause a clinical trial to fail. For example, in our Phase 2a clinical trial in DPNP, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint.

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

Unexpected results in our Phase 1b PSE clinical trial of ETX-155 may adversely affect future clinical development of this product candidate.

In April 2022, we announced that based on a review of interim results from the first three subjects in the Phase 1b PSE trial, we elected to delay enrollment of the Phase 2a clinical trials of ETX-155 in MDD and PMD. For the three patients evaluated to date in the Phase 1b PSE trial, the results of ETX-155 on the photoparoxysmal response observed following intermittent photic stimuli were inconclusive. An analysis of the drug exposures in these patients indicated that drug levels were significantly lower than expected based on the pharmacokinetic profile observed in the two Phase 1 trials of ETX-155 in healthy subjects. We are currently investigating potential root causes of the observed difference in exposure from the prior studies, including evaluation of any differences between the drug product used in this study and that used in the prior Phase 1 trials. It may take us a significant amount of time to complete our root cause analysis, resulting in delays for the ETX-155 development program, and we may never determine a root cause, which could adversely impact our future development of ETX-155.

If our root cause analysis identifies an issue with the manufacturing process for the drug product used in the Phase 1b PSE study, we will need to take action to address the issue, which could include developing new manufacturing specifications, potentially changing dosing regimens or other actions. Any actions we take may be difficult, time-consuming and expensive and still not result in a satisfactory outcome, which could cause significant delays in the ETX-155 development program and potentially lead us to discontinue further development of the program.

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
•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

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

The trading prices for shares of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and, going forward, the trading prices for shares of our common stock could also experience high volatility. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

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

Treatment-emergent side effects that are deemed to be drug-related could also result in potential product liability claims. Undesirable side effects in one of our clinical trials (or in a clinical trial of a competitor’s product candidate with a similar mechanism of action) for our product candidates in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of our product candidates in other indications. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business.

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

Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities; for example, we currently have no plans to continue pursuing ETX-810 as a potential treatment for DPNP. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biotechnology industry, in particular for disorders of the peripheral and central nervous systems, our business may be harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Label expansion is one of the core elements of our strategy. If our current and planned trials are successful, we intend to evaluate additional potential indications for both ETX-810 and ETX-155. For ETX-810, these would consist of additional pain indications, which could enable a broader label in chronic pain. For ETX-155, we intend to explore a wide-range of compelling opportunities in both psychiatry and neurology, including potentially generalized anxiety disorder, and bipolar disorder. Even if we are successful in developing a product in one indication does not guarantee that it will be successful in other indications or that we will be able to obtain approval in other patient populations or diseases.

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
•
the U.S. federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (CMS) an agency within the HHS under the Open Payments Program, information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

ETX-810 is a prodrug of PEA, an endogenous bioactive lipid. Various formulations of PEA are currently marketed by others as medical foods, nutraceuticals and dietary supplements. We believe that ETX-810, if approved, will have a superior therapeutic profile to dietary supplement PEA that is currently available. However, we cannot be sure physicians and patients will view ETX-810, if approved, as superior. To the extent the price of ETX-810, if approved, is significantly higher than the prices of dietary supplement PEA, physicians may recommend these commercial alternatives instead of writing prescriptions for ETX-810, or patients may elect on their own to take dietary supplement PEA products. Additionally, negative experiences with dietary supplement PEA may have an adverse impact on our ability to obtain regulatory approval, or if we obtain such approval, on demand for our products. Either of these outcomes may adversely impact our results of operations by limiting how we price our product. Additionally, any adverse effects experienced by the users of dietary supplement PEA could adversely impact the regulatory approval process for ETX-810 or physician or patient demand for ETX-810, even if we are successful in obtaining regulatory approval for and commercialization of such product candidate.

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

If the manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis in accordance with the specifications for our product candidates, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

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

We have a limited number of contract manufacturers for our product candidates. At times we may have only one manufacturer for a product. In addition, we do not have any long-term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields; quality control, including stability of the product candidate and quality assurance testing; shortages of qualified personnel; and compliance with strictly enforced federal, state, and foreign regulations. Our manufacturers may not perform as agreed, such as failing to manufacture our product candidates in accordance with the specifications for such product candidates. If our manufacturers were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, would be jeopardized.

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

Our full-time and part-time employee base grew from 31 employees as of December 31, 2021 to 37 employees as of March 31, 2022. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been volatile, fluctuating from a high trading price of $29.69 per share in August 2021 to a low trading price of $2.61 in April 2022 following our announcements about the ETX-810 and ETX-155 programs. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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

In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock, in particular following significant drops in stock price. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

Additionally, the holders of an aggregate of 15.7 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Based upon our common stock outstanding as of March 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 91.0% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions and ensure adequate segregation of key duties and responsibilities, and designing and implementing improved policies, processes and internal controls, including ongoing senior management review and audit committee oversight. Further, we have implemented new financial systems to improve segregation of duties and controls and reliability of system generated data.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Additional capital may not be available to us, or even if it is, the cost of such capital may be high. We may be forced to obtain additional capital before reaching clinical or regulatory milestones, when our stock price or trading volume or both are low, or when the general market for life sciences companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders.

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

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price, and results of operations.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

None.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40708	3.1	8/12/2021
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-257980	3.4	8/2/2021
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of common stock certificate of the Registrant	S-1	333-257980	4.1	8/2/2021
4.3	Amended and Restated Investors Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto	S-1	333-257980	10.1	7/16/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eliem Therapeutics, Inc.

Date: May 16, 2022	By:	/s/ Robert Azelby
Robert Azelby
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Erin M. Lavelle
Erin M. Lavelle
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)