Form 10-Q
period 2022-06-30
Eliem Therapeutics, Inc.
filed 2022-08-15
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 11, 2022, the registrant had 26,567,681 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$32,602	$46,922
Short-term marketable securities	90,349	89,558
Prepaid expenses and other current assets	10,125	11,772
Total current assets	$133,076	$148,252
Operating lease right-of-use assets	697	—
Long-term marketable securities	11,701	24,919
Other long-term assets	4,631	70
Total assets	$150,105	$173,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,061	1,404
Accounts payable, related party	21	—
Accrued expenses	6,072	4,588
Accrued expenses, related party	21	39
Operating lease liabilities	439	—
Total current liabilities	$7,614	$6,031
Other long-term liabilities	—	7
Operating lease liabilities, net of current portion	256	—
Total liabilities	$7,870	$6,038
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 26,567,681 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	246,252	242,939
Accumulated other comprehensive loss	(604)	(123)
Accumulated deficit	(103,416)	(75,616)
Total stockholders’ equity	$142,235	$167,203
Total liabilities and stockholders’ equity	$150,105	$173,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,740	$5,478	$16,851	$9,751
Research and development, related party	29	315	178	703
General and administrative	4,932	2,914	9,804	5,132
Total operating expenses	13,701	8,707	26,833	15,586
Loss from operations	(13,701)	(8,707)	(26,833)	(15,586)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	—	(11,718)
Foreign currency loss	(1,042)	(12)	(1,199)	(16)
Other income, net	147	—	232	—
Total other income (expense)	(895)	(12)	(967)	(11,734)
Net loss	$(14,596)	$(8,719)	$(27,800)	$(27,320)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(2,141)	—	(3,226)
Net loss attributable to common stockholders	$(14,596)	$(10,860)	$(27,800)	$(30,546)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(3.11)	$(1.06)	$(8.80)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	26,296,560	3,488,017	26,267,914	3,472,086

Comprehensive loss:
Net loss	$(14,596)	$(8,719)	$(27,800)	$(27,320)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(83)	—	(481)	—
Comprehensive loss	$(14,679)	$(8,719)	$(28,281)	$(27,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2021	—	$—	26,235,317	$3	$242,939	$(75,616)	$(123)	$167,203
Vesting of restricted stock awards	—	—	9,451	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,541	—	—	1,541
Other comprehensive loss	—	—	—	—	—	—	(398)	(398)
Net loss	—	—	—	—	—	(13,204)	—	(13,204)
Balance as of March 31, 2022	—	$-	26,244,768	$3	$244,480	$(88,820)	$(521)	$155,142
Vesting of restricted stock awards	—	—	82,633	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,772	—	—	1,772
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Net loss	—	—	—	—	—	(14,596)	—	(14,596)
Balance as of June 30, 2022	—	$-	26,327,401	$3	$246,252	$(103,416)	$(604)	$142,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	7,140,157	$46,551	3,418,751	$1	$3,152	$(28,136)	$—	$(24,983)
Series A-1 Preferred Stock Issuance (net of issuance costs of $22)	4,358,972	33,978	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock tranche liability upon settlement	—	12,269	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock awards	—	—	64,047	—	105	—	—	105
Stock-based compensation	—	—	—	—	297	—	—	297
Net loss	—	—	—	—	—	(18,601)	—	(18,601)
Balance as of March 31, 2021	11,499,129	$92,798	3,482,798	$1	$3,554	$(46,737)	$—	$(43,182)
Series B Preferred Stock Issuance (net of issuance costs of $39)	3,846,150	59,961	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock awards	—	—	7,158	—	6	—	—	6
Stock-based compensation	—	—	—	—	1,050	—	—	1,050
Net loss	—	—	—	—	—	(8,719)	—	(8,719)
Balance as of June 30, 2021	15,345,279	$152,759	3,489,956	$1	$4,610	$(55,456)	$—	$(50,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,800)	$(27,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,313	1,347
Non-cash operating lease expense	217	—
Change in fair value of redeemable convertible preferred stock tranche liability	—	11,718
Amortization of premiums and accretion of discounts on investments	293	—
Foreign currency loss (gain) from remeasurement	1,228	(166)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,646	(3,810)
Long-term assets	(4,561)	(192)
Accounts payable	(343)	871
Accrued liabilities	1,490	2,411
Accounts payable and accrued liabilities, related party	3	(80)
Operating lease liabilities	(231)	—
Net cash used in operating activities	$(24,745)	$(15,221)
Cash flows from investing activities:
Purchase of marketable securities	(34,507)	—
Proceeds from maturities of marketable securities	46,160	—
Net cash provided by investing activities	$11,653	$—
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	93,939
Proceeds from the exercise of stock options	—	111
Net cash provided by financing activities	$—	$94,050
Effect of exchange rate changes on cash and cash equivalents	(1,228)	166
Net change in cash and cash equivalents	$(14,320)	$78,995
Cash and cash equivalents at beginning of period	46,922	20,487
Cash and cash equivalents at end of period	$32,602	$99,482
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$227	$—
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$915	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Organization and Summary of Significant Accounting Policies

Organization

Eliem Therapeutics, Inc. (the Company) is a clinical-stage biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in neuropsychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. Headquartered in Redmond, Washington, the Company was incorporated on October 18, 2018 as a Delaware corporation.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of June 30, 2022, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the condensed results of its operations as of the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2022.

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

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $103.4 million as of June 30, 2022 and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents, and short- and long-term marketable securities of $134.7 million as of June 30, 2022 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to the accrual of research and development expenses, the valuation of stock-based awards, the valuation of common stock and redeemable convertible preferred stock, and the valuation of redeemable convertible preferred stock tranche liabilities. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short- and long-term marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and two financial institutions in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. The Company has investments in money market funds, U.S. government debt securities, commercial paper, and corporate bonds with high-quality accredited financial institutions.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$13,984	$—	$—	$13,984
Marketable securities:
U.S. government debt securities	21,354	—	—	21,354
Commercial paper	—	44,942	—	44,942
Corporate bonds	—	35,754	—	35,754
Total marketable securities	21,354	80,696	—	102,050
Total assets	$35,338	$80,696	$—	$116,034

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$30,557	$—	$—	$30,557
Marketable securities:
U.S. government debt securities	3,979	—	—	3,979
Commercial paper	—	54,363	—	54,363
Corporate bonds	—	56,135	—	56,135
Total marketable securities	3,979	110,498	—	114,477
Total assets	$34,536	$110,498	$—	$145,034

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

There have been no other significant changes in the Company’s accounting policies during the six months ended June 30, 2022.

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method (which permitted the Company to not restate the comparative period presented) and elected the package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Upon adoption of ASC 842, the Company recorded operating ROU assets of $0.9 million, operating lease liabilities of $0.9 million, and derecognized deferred rent and other lease liabilities of $12,000. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption. Results and disclosures for the three and six months ended June 30, 2022 are presented under ASC 842. Prior period amounts before January 1, 2022 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

Recently Issued Accounting Pronouncements Not Yet Adopted

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the six months ended June 30, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

2. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$44,943	$—	$(1)	$44,942
U.S. government debt securities	21,518	—	(164)	21,354
Corporate bonds	24,319	—	(266)	24,053
Total short-term marketable securities	$90,780	$—	$(431)	$90,349
Long-term marketable securities:
U.S. government debt securities	$—	$—	$—	$—
Corporate bonds	11,874	—	(173)	11,701
Total long-term marketable securities	$11,874	$—	$(173)	$11,701

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$54,363	$—	$(1)	$54,362
Corporate bonds	35,231	—	(35)	35,196
Total short-term marketable securities	$89,594	$—	$(36)	$89,558
Long-term marketable securities:
U.S. government debt securities	$3,996	$—	$(17)	$3,979
Corporate bonds	21,010	—	(70)	20,940
Total long-term marketable securities	$25,006	$—	$(87)	$24,919

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's marketable securities. Accrued interest receivable of $0.2 million and $0.5 million is presented separately within the prepaid expenses and other current assets line items in the Company's unaudited condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	Fair Value	Fair Value
Corporate bonds	$35,753	$60,114
U.S. Government debt securities	21,354	—
Commercial Paper	3,999	3,995
Total available-for-sale securities	$61,106	$64,109

There were no investments in a continual unrealized loss position for greater than twelve months.

As of June 30, 2022, the Company did not intend, nor was the Company more likely than not to be required, to sell its available-for-sale investments before the recovery of the amortized cost basis, which may be maturity. Therefore, the Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. Based on the Company's assessment, it concluded that none of the available-for-sale investments held as of June 30, 2022 were considered to be impaired, as such, no impairment loss related to other-than-temporary declines in market value was recorded for the three and six months ended June 30, 2022 or as of December 31, 2021. There was no realized gain or loss on available-for-sale securities in the periods presented.

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Recoverable research and development tax credits	$5,851	$6,523
Prepaid research and development expenses	2,679	2,906
Prepaid expenses	493	1,491
Other assets	1,102	852
Total prepaid expenses and other current assets	$10,125	$11,772

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Recoverable research and development tax credits	$4,412	$—
Other assets	219	70
Total other long-term assets	$4,631	$70

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$3,963	$2,159
Accrued payroll	1,613	2,220
Other accrued expenses	517	248
Total accrued expenses	$6,093	$4,627

4. Redeemable Convertible Preferred Stock

Upon completion of the IPO on August 12, 2021, all of the Company’s then outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 15,345,279 shares of common stock. As of June 30, 2022 and December 31, 2021, the Company had no redeemable convertible preferred stock outstanding.

As of June 30, 2021, the Company’s redeemable convertible preferred stock consisted of the following balance (in thousands, except share and per share amounts):

	As of June 30, 2021
	Issue Price	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference
Series A	$6.00	2,717,084	2,717,082	$17,074	$19,216
Series A (Athenen Acquisition)	$5.80	2,500,000	2,500,000	$14,500	$15,848
Series A-1	$7.80	6,282,049	6,282,047	$61,224	$51,506
Series B	$15.60	3,846,153	3,846,150	$59,961	$60,526
Ending balance		$15,345,286	$15,345,279	$152,759	$147,096

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

As of June 30, 2021, the Company had total dividends in arrears for the Series A redeemable convertible preferred stock of $3.8 million, or $0.72 per share, and for Series A-1 redeemable convertible preferred stock of $2.5 million, or $0.40 per share. As of June 30, 2021, the Company had total dividends in arrears for the Series B redeemable convertible preferred stock of $0.5 million, or $0.14 per share. As of June 30, 2022, the Company had no dividends in arrears as all shares of redeemable convertible preferred stock converted to common stock upon the completion of the IPO.

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

In May 2021, the Company entered into an agreement for office space in Cambridge, U.K. The term of this lease is for a period of 24 months, which commenced on July 1, 2021.

In November 2021, the Company entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the inception of the lease and as of June 30, 2022, the Company was not reasonably certain that it will exercise its option to extend the lease, therefore, the period covered by this option is not included within the lease term.

As of June 30, 2022, the remaining weighted-average lease term was 1.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

For the three months ended June 30, 2022 and 2021, the Company incurred $0.1 million and $14,000 in rent expense, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred $0.2 million and $28,000 in rent expense, respectively.

As of June 30, 2022, the annual future minimum lease payments due under the Company's non-cancelable operating leases are as follows:

Amount
(In thousands)
2022 (remaining 6 months)	$235
2023	321
2024	172
2025	15
Total undiscounted lease payments	$743
Present value adjustment	(48)
Total operating lease liabilities	$695

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP ), which became effective immediately prior to the effectiveness of the Company's IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of June 30, 2022, the total number of shares authorized for issuance under the 2021 Plan was 3,887,174. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of June 30, 2022, there were 521,555 shares of common stock reserved for future issuance under the ESPP plan. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of June 30, 2022, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

In January 2022, the Company granted a total of 45,000 stock options with performance conditions that vest upon the Company’s initiation of a Phase 1 trial for the potential treatment of generalized anxiety disorder (GAD). The probability of achieving performance conditions is assessed each reporting period. As of June 30, 2022, this performance condition was assessed and deemed not probable, and the Company has recognized no stock-based compensation expense relating to these performance-based options.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2021	2,922,135	$3.62	9.14	$21,144
Options granted	1,665,782	7.83
Options cancelled and forfeited	(13,000)	8.21
Options exercised	—	—		—
Balance as of June 30 2022	4,574,917	$5.14	9.00	$3,937
Vested and expected to vest, June 30, 2022(1)	4,529,917	$5.11	8.99	$3,937
Options exercisable as of June 30, 2022	1,226,406	$2.74	8.58	$1,890

(1) Excludes 45,000 stock options awards outstanding for the period ended June 30, 2022, subject to only performance conditions that have been assessed and deemed not probable.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022, was $5.32 per share.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2022:

Expected term (in years)	5.50 - 6.50
Expected volatility	77.33% - 80.37%
Risk-free interest rate	1.69% - 3.03%
Expected dividend yield	0.00%

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

The activity for restricted stock awards is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021(1)	332,364	$7.30
Granted	—	—
Vested	(92,084)	8.03
Forfeited	—	—
Unvested at June 30, 2022	240,280	$7.48

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

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and performance awards included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$628	$251	$1,175	$329
General and administrative expense	1,144	799	2,138	1,018
Total stock-based compensation expense	$1,772	$1,050	$3,313	$1,347

As of June 30, 2022, there was $17.8 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards granted and $1.86 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.97 years and 2.71 years, respectively.

8. Net Loss Per Share Attributable to Common Stockholders

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(14,596)	$(8,719)	$(27,800)	$(27,320)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(2,141)	—	(3,226)
Net loss attributable to common stockholders	(14,596)	(10,860)	(27,800)	(30,546)
Weighted-average common shares used in computed net loss per share attributable to common stockholders, basic and diluted	26,296,560	3,488,017	26,267,914	3,472,086
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(3.11)	$(1.06)	$(8.80)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Common stock options	4,574,917	15,345,279
Unvested restricted stock awards	240,280	2,641,893
Redeemable convertible preferred stock	—	352,666
Total potentially dilutive shares	4,815,197	18,339,838

9. Related Party Transactions

Services Provided by Related Parties

The Company has a services agreement with Carnot, LLC. Carnot, LLC was subsequently dissolved and the services agreement transitioned to its successor Carnot Pharma, LLC. The Company reimburses Carnot Pharma, LLC for research and development expenses incurred on its behalf. RA Capital Management, L.P. is the manager of the members of Carnot, LLC and Andrew Levin, a member of the Company's board of directors and former Chief Executive Officer, is the President of Carnot Pharma, LLC. Adam Rosenberg, a member of the Company's board of directors, was a Venture Partner at Carnot Pharma, LLC dba RA Ventures from January 2020 through July 2021 and thereafter became an Advisor. Amounts invoiced and reimbursed for the three months ended June 30, 2022 and 2021 were approximately $29,000 and $0.3 million, respectively. Amounts invoiced and reimbursed for the six months ended June 30, 2022 and 2021 were approximately $0.2 million and $0.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Results and Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Eliem Therapeutics, Inc. and its wholly owned subsidiary.

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

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors, including, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the ongoing COVID-19 pandemic. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. These disorders often occur when neurons are overly excited or inhibited, leading to an imbalance, and our focus is on restoring homeostasis. We are developing a pipeline of clinically differentiated product candidates focused on validated mechanisms of action with broad therapeutic potential to deliver improved therapeutics for patients with these disorders.

Our lead clinical-stage candidate is ETX-155, a neurosteroid GABAA receptor positive allosteric modulator (PAM) being developed for depressive disorders (including major depressive disorder (MDD)) and focal onset seizures (FOS), the most common type of seizure in people with epilepsy. In March 2022, we received clearance from the U.S. Food and Drug Administration (FDA) of our investigational new drug application (IND) for two Phase 2a clinical trials for ETX-155 in patients with MDD and PMD. In April 2022, we announced that we elected to delay advancing ETX-155 into Phase 2a depression trials in order to determine the root cause of a lower-than-expected exposure observed in a Phase 1b proof-of-concept trial of ETX-155 in photosensitive epilepsy (PSE). Based on an initial review of ongoing analyses, we believe that the reduced exposure levels were most likely related to certain aspects of the chemistry, manufacturing, and controls (CMC) for the different batches of drug product used in the Phase 1 healthy volunteer trials and the Phase 1b PSE trial. Evaluation and potential implementation of CMC process modifications to ensure consistency of drug product manufacturing are currently underway. In parallel, in July 2022, we initiated a Phase 1 pharmacokinetic trial in healthy subjects to identify the dose required to provide a similar exposure to that of the 60-milligram dose used in the previous 14-day repeat dose Phase 1 healthy volunteer trial. Assuming a dose level with appropriate exposure and safety is confirmed, we intend to initiate our previously planned Phase 2a trial of ETX-155 in patients with MDD. Results from the Phase 1 pharmacokinetic trial are expected in the fourth quarter of 2022, and the subsequent randomized, placebo-controlled Phase 2a trial in patients with MDD is expected to initiate in the first quarter of 2023. This Phase 2a trial is anticipated to be a proof-of-concept study with 4-week treatment, with subjects randomized 1:1 to either ETX-155 or placebo, evaluating efficacy endpoints from day 3 through day 42. In the event a dose level with appropriate exposure and safety is not confirmed, we will continue to explore potential CMC process modifications and intend to undertake any necessary additional pharmacokinetic trials to determine appropriate exposure and safety prior to initiating any proof-of-concept trials in patients.

Assuming Phase 2a MDD trial initiation in the first quarter of 2023, topline data from this trial would be expected in mid-2024. In July 2022, we also announced that we are postponing the initiation of the planned Phase 2a trial in PMD, which will provide additional investment flexibility for the progression of Eliem’s pipeline. As we progress the ETX-155 program in depressive disorders, a study in PMD patients will be considered within the overarching MDD program. We will consider resuming the PSE trial after the expected readout of the Phase 1 pharmacokinetic trial in the fourth quarter of 2022.

Pipeline

Below is a summary of our wholly owned pipeline:

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $14.6 million and $8.7 million for the three months ended June 30, 2022 and 2021, respectively, and $27.8 million and $27.3 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $103.4 million and $75.6 million as of June 30, 2022 and December 31, 2021, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents, and short- and long-term marketable securities of $134.7 million and $161.4 million as of June 30, 2022 and December 31, 2021, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and short- and long-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be largely driven by our ongoing activities as we:

•
continue to develop and conduct clinical trials, including for ETX-155 for indications we are currently evaluating and any potential additional indications;
•
initiate and continue research and development, including preclinical, clinical and discovery efforts for any future product candidates;
•
seek regulatory approvals for ETX-155, or any other product candidates that successfully complete clinical development;
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
•
establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval; and

•
add equipment and physical infrastructure to support our research and development and growing staff; acquire or in-license other product candidates and technologies.

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

Recent Developments

On August 2, 2022, we reported results from our Phase 2a clinical trial investigating ETX-810 for the treatment of lumbosacral radicular pain (LSRP). In the Phase 2a clinical trial in LSRP, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint, which assessed the change from baseline to week 4 in the weekly average of the daily pain score measured with the Pain Intensity Numerical Rating Scale (PI-NRS). This result is consistent with the lack of separation from placebo observed in the Phase 2a clinical trial in DPNP, as reported in April 2022. Therefore, we have discontinued further development of ETX-810.

Impact of the COVID-19 Pandemic on Our Operations

We have been carefully monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees, such as allowing our workforce to work remotely. To date, we have been able to continue our key business activities and advance our clinical programs. We have experienced delays in availability and shipping of preclinical and clinical supplies and delays in vendor services caused by understaffing or illness. However, to date, these delays have not materially impacted our business. However, in the future, it is possible that delays such as these or other disruptions such as delays related to enrolling participants in our clinical trials could impact our clinical development timelines. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, it has, to date, not had a material adverse impact on our results of operations or our ability to raise funds to sustain operations. The economic effects of the pandemic and resulting societal changes are currently not predictable, and the future financial impacts could vary from those foreseen.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses, including expenses incurred with related parties, and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including our lead product candidate ETX-155 and our discontinued product candidate ETX-810.

Our direct research and development costs include:

•
expenses incurred in connection with research, laboratory consumables and preclinical studies and clinical trial activities;
•
the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
•
consulting fees, including services provided by a related party.

Our indirect research and development costs include:

•
personnel-related expenses, such as salaries, bonuses, benefits, and stock-based compensation expense, for our scientific personnel performing research and development activities; and
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct costs	$8,909	$7,360	$17,524	$12,368
Indirect costs	2,191	129	4,036	937
Research and development tax credits	(2,331)	(1,696)	(4,531)	(2,851)
Total research and development expenses	$8,769	$5,793	$17,029	$10,454

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

Research and development costs by stage of development are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Clinical	$8,237	$4,940	$16,098	$8,450
Preclinical	2,863	2,549	5,462	4,855
Research and development tax credits	(2,331)	(1,696)	(4,531)	(2,851)
Total research and development expenses	$8,769	$5,793	$17,029	$10,454

Research and development activities are central to our business model. We expect our research and development expenses generally to increase as we advance our clinical development programs. The amount and timing of our research and development expenses may vary significantly based on factors such as:

•
the number and scope of clinical studies needed for regulatory approval;
•
the number and scope of preclinical and IND-enabling studies;
•
the phases of development of our product candidates;
•
the progress and results of our research and development activities;
•
the discontinuation of any of our programs;
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

Research and development expenses, related party included expense reimbursements paid to Carnot, LLC, a related party, of $29,000 and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

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

Other Income (Expense)

Change in Fair Value of Redeemable Convertible Preferred Tranche Liability

Our redeemable convertible preferred stock tranche liability was accounted for at fair value at inception, with changes in the fair value recorded in earnings at each reporting period through settlement. Refer to Note 5 of the interim condensed consolidated financial statements.

Foreign Currency Loss

Our foreign currency loss consists of foreign exchange losses resulting from remeasurement and foreign currency transactions between the British Pound and the U.S. Dollar.

Other Income, net

Our other income consists of interest income, accretion and amortization related to our investments.

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,740	$5,478	$16,851	$9,751
Research and development, related party	29	315	178	703
General and administrative	4,932	2,914	9,804	5,132
Total operating expenses	13,701	8,707	26,833	15,586
Loss from operations	(13,701)	(8,707)	(26,833)	(15,586)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	—	(11,718)
Foreign currency loss	(1,042)	(12)	(1,199)	(16)
Other income, net	147	—	232	—
Total other income (expense)	(895)	(12)	(967)	(11,734)
Net loss	$(14,596)	$(8,719)	$(27,800)	$(27,320)

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

Operating Expenses

The following table sets forth our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Research and development	$8,740	$5,478	$3,262	59.5%
Research and development, related party	$29	$315	$(286)	(90.8)%
General and administrative	$4,932	$2,914	$2,018	69.3%

Research and Development and Research and Development, related party

Research and development expenses, increased 59.5% from $5.5 million for the three months ended June 30, 2021 to $8.7 million for the three months ended June 30, 2022. Research and development expenses, related party decreased 90.8% from $0.3 million for the three months ended June 30, 2021 to $29,000 for the three months ended June 30, 2022. In total, research and development expenses increased 51.4% from $5.8 million for the three months ended June 30, 2021 to $8.8 million for the three months ended June 30, 2022. This increase was primarily driven by a $2.7 million increase in clinical expenses associated with Phase 1 and Phase 2 clinical trials of ETX-155 and ETX-810 and a $1.0 million increase in personnel-related expenses from increased headcount and stock-based compensation. Direct preclinical expenses were consistent for the periods presented, which primarily consist of costs to manufacture drug products for use in our preclinical studies and clinical trials. The increase was partially offset by a $0.6 million increase in the refundable research and development tax credits from the U.K. generated from the increased research and development activities.

Research and development expenses have increased and would be expected to increase as our programs advance into later stages of clinical development where clinical studies may have increased numbers of subjects, longer duration and more substantial data collection and analysis.

General and Administrative

General and administrative expenses increased 69.3% from $2.9 million for the three months ended June 30, 2021 to $4.9 million for the three months ended June 30, 2022. The increase in general and administrative expenses is primarily due to a $0.8 million increase in personnel-related expenses from increased headcount and stock-based compensation, a $0.7 million increase in other general and administrative expenses that included consulting and legal fees, and an increase of $0.5 million in insurance costs.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Foreign currency loss	$(1,042)	$(12)	$(1,030)	8,583.3%
Other income, net	$147	$—	$147	100.0%

Foreign Currency Loss

Foreign currency loss increased from a $12,000 loss for the three months ended June 30, 2021 to a $1.0 million loss for the three months ended June 30, 2022. The decrease was due to an unfavorable foreign currency exchange rates between the British Pound and the U.S. Dollar, which affects the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Other Income, net

Other income, net increased to $0.1 million for the three months ended June 30, 2022. The increase was due to the interest income, partially offset by amortization of premiums and accretion of discounts recognized on our investments recognized during the quarter. For the three months ended June 30, 2021, we held no investments.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

Operating Expenses

The following table sets forth our operating expenses (dollars in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Research and development	$16,851	$9,751	$7,100	72.8%
Research and development, related party	$178	$703	$(525)	(74.7)%
General and administrative	$9,804	$5,132	$4,672	91.0%

Research and Development and Research and Development, related party

Research and development expenses increased 72.8% from $9.8 million for the six months ended June 30, 2021 to $16.9 million for the six months ended June 30, 2022. Research and development expenses, related party decreased 74.7% from $0.7 million for the six months ended June 30, 2021 to $0.2 million for the six months ended June 30, 2022. In total, research and development expenses increased 62.9% from $10.5 million for the six months ended June 30, 2021 to $17.0 million the six months ended June 30, 2022. This increase was primarily driven by a $6.5 million increase in clinical expenses associated with Phase 1 and Phase 2 clinical trials of ETX-155 and ETX-810 and a $2.0 million increase in personnel-related expenses from increased headcount and stock-based compensation. Direct preclinical expenses were consistent for the periods presented, which primarily consist of costs to manufacture drug products for use in our preclinical studies and clinical trials. The increase was partially offset by a $1.7 million increase in the refundable research and development tax credits from the U.K. generated from the increased research and development activities.

Research and development expenses have increased and would be expected to increase as our programs advance into later stages of clinical development where clinical studies may have increased numbers of subjects, longer duration and more substantial data collection and analysis.

General and Administrative

General and administrative expenses increased 91.0% from $5.1 million for the six months ended June 30, 2021 to $9.8 million for the six months ended June 30, 2022. The increase in general and administrative expenses is primarily due to a $2.3 million increase in personnel-related expenses from increased headcount and stock-based compensation, a $1.4 million increase in other general and administrative expenses that included consulting and legal fees, and an increase of $1.0 million in insurance costs.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Change in fair value of redeemable convertible preferred stock tranche liability	$—	$(11,718)	$11,718	(100.0)%
Foreign currency loss	$(1,199)	$(16)	$(1,183)	7,393.8%
Other income, net	$232	$—	$232	100.0%

Change in fair value of redeemable convertible preferred stock tranche liability

For the six months ended June 30, 2021, we recognized an $11.7 million charge from the settlement of our Series A-1 preferred stock tranche liability immediately prior to settlement.

Foreign Currency Loss

Foreign currency loss increased from a $16,000 loss for the six months ended June 30, 2021 to a $1.2 million loss for the six months ended June 30, 2022. The loss was due to unfavorable foreign currency exchange rates between the British Pound and the U.S. Dollar, which affects the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Other Income, net

Other income, net increased to $0.2 million for the six months ended June 30, 2022. The increase was due to the interest income, partially offset by amortization of premiums and accretion of discounts recognized on our investments during the quarter. For the six months ending June 30, 2021, we held no investments.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to June 30, 2022, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents, and short- and long-term marketable securities of $134.7 million and $161.4 million and an accumulated deficit of $103.4 million and $75.6 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We do not expect to achieve such revenue and expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents, and short- and long-term marketable securities of $134.7 million as of June 30, 2022 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We expect that our research and development and general and administrative expenses will increase as our clinical development programs advance. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital we will need to raise to support our operations and the outlays and operating expenditures necessary to complete the development of our product candidates and build additional manufacturing capacity, and we may use our available capital resources sooner than we currently expect.

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

We believe that our existing cash, cash equivalents and short- and long-term marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(24,745)	$(15,221)
Net cash provided by investing activities	11,653	—
Net cash provided by financing activities	—	94,050

Operating activities

For the six months ended June 30, 2022, net cash used in operating activities was $24.7 million. This consisted primarily of net loss of $27.8 million and changes in our operating assets and liabilities that resulted in a net decrease of $2.0 million, primarily related to research and development activities, which was partially offset by non-cash charges of $5.1 million that included stock-based compensation of $3.3 million and a foreign currency loss of $1.2 million resulting from remeasurement.

For the six months ended June 30, 2021, net cash used in operating activities was $15.2 million. This consisted primarily of a net loss of $27.3 million and an increase in our operating assets and liabilities of $0.8 million, primarily related to research and development activities, which was partially offset by the non-cash charges for changes in the fair value of the redeemable convertible preferred stock tranche liability of $11.7 million and stock-based compensation of $1.3 million.

Investing activities

For the six months ended June 30, 2022, net cash provided by investing activities was $11.7 million. This consisted of $46.2 million of proceeds received from maturities of investments in marketable securities, partially offset by purchases of $34.5 million of investments in marketable securities.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2022. There were no material changes to our critical accounting policies during the six months ended June 30, 2022.

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

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2022 because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Efforts to Address Material Weaknesses

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses. We have hired qualified personnel with appropriate expertise to perform specific functions and ensure adequate segregation of key duties and responsibilities. We continue to design and implement improved policies, processes and internal controls, including senior management review and audit committee oversight. Further, we have implemented new financial systems to improve segregation of duties and controls and reliability of system generated data.

The actions that have been taken are subject to continued review, implementation and testing by management as well as oversight by the audit committee of our board of directors. While we have implemented a variety of steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those risks discussed in further detail below. These risks include, among others, the following:

•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. We had an accumulated deficit of $103.4 million and $75.6 million as of June 30, 2022 and December 31, 2021, respectively.
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
•
Our business substantially depends upon the successful development, regulatory approval and commercialization of ETX-155.
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
•
Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.
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

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on developing our product candidates, including our lead clinical-stage candidate ETX-155. Since inception, we have incurred significant operating losses. Our net losses were $47.5 million, $27.3 million and $27.8 million for the year ended December 31, 2021 and the six months ended June 30, 2021 and June 30, 2022, respectively. We had an accumulated deficit of $103.4 million and $75.6 million as of June 30, 2022 and December 31, 2021, respectively. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years as we continue to develop our current and future product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•
continue to develop and conduct clinical trials, including for ETX-155 for indications we are currently evaluating and any potential additional indications;
•
initiate and continue research and development, including preclinical, clinical and discovery efforts for any future product candidates;
•
seek regulatory approvals for ETX-155, or any other product candidates that successfully complete clinical development;
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
•
establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval; and
•
add equipment and physical infrastructure to support our research and development and growing staff; acquire or in-license other product candidates and technologies.

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

We had cash, cash equivalents, and short- and long-term marketable securities of $161.4 million and $134.7 million at December 31, 2021 and June 30, 2022, respectively.

Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short- and long-term marketable securities will be sufficient to fund our operations into 2025. However, we will need additional capital to complete the clinical development of our product candidates and to commercialize any approved products. Our estimates of the sufficiency of our cash, cash equivalents and short- and long-term marketable securities are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is, and will be, very time-consuming, expensive and an uncertain process that takes years to complete. Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing ETX-155 for indications we are currently evaluating and potential additional indications, as well as our preclinical product candidates and other future product candidates we may develop;
•
the timing and uncertainty of, and the costs involved in, obtaining marketing approvals for ETX-155 for indications we are currently evaluating and potential additional indications and our preclinical product candidates and other future product candidates we may develop and pursue;
•
the number of future product candidates that we may pursue and their development requirements;
•
the number of jurisdictions in which we plan to seek regulatory approvals;
•
if approved, the costs of commercialization activities for ETX-155 for any approved indications or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval, revenue, if any, received from commercial sales of ETX-155 for any approved indications or any other product candidates;
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

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, in our recently completed Phase 2a clinical trials investigating ETX-810 for the treatment of diabetic peripheral neuropathic pain (DPNP) and lumbosacral radicular pain (LSRP), ETX-810 did not achieve statistically significant separation from placebo on either trial’s primary endpoint, and as a result, we have discontinued further development of ETX-810. In addition, interim results from our ongoing Phase 1b study evaluating ETX-155 in photosensitive epilepsy (PSE) were inconclusive, with an analysis of drug exposures in the study participants indicating drug levels that were significantly lower than expected based on the pharmacokinetic profile observed in earlier Phase 1 trials of ETX-155 in healthy subjects. As a result, in April 2022 we elected to delay advancing ETX-155 into Phase 2a depression trials in order to determine the root cause of this lower-than-expected exposure. Based on an initial review of ongoing analyses, we believe that the reduced exposure levels were most likely related to certain aspects of the chemistry, manufacturing, and controls (CMC) for the different batches of drug product used in the Phase 1 healthy volunteer trials and the Phase 1b PSE trial. Evaluation and potential implementation of CMC process modifications to ensure consistency of drug product manufacturing are currently underway. In parallel, in July 2022, we initiated a Phase 1 pharmacokinetic trial in healthy subjects to identify the dose required to provide a similar exposure to that of the 60-milligram dose used in the previous 14-day repeat dose Phase 1 healthy volunteer trial. Assuming a dose level with appropriate exposure and safety is confirmed, we intend to initiate our previously planned Phase 2a trial of ETX-155 in patients with major depressive disorder (MDD). In the event a dose level with appropriate exposure and safety is not confirmed, we will continue to explore potential CMC process modifications and intend to undertake any necessary additional pharmacokinetic trials to determine appropriate exposure and safety prior to initiating any proof-of-concept trials in patients, which could result in a significant delay in our ability to advance the ETX-155 clinical development program. We have elected to postpone our previously planned Phase 2a clinical trial of ETX-155 in perimenopausal depression (PMD). We have not initiated clinical trials for any of our other current research programs.

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

Risks Related to our Business and the Development of our Product Candidates

Our business substantially depends upon the successful development of ETX-155. If we are unable to obtain regulatory approval for, and successfully commercialize, ETX-155, our business will be harmed.

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate ETX-155 for the treatment of MDD, and epilepsy. Successful continued development and potential regulatory approval of ETX-155 for indications we are currently evaluating and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our ETX-155 clinical development program.

Before we can generate any revenue from sales of ETX-155 or any of our other programs, these programs must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates or commercialization of any products.

We have experienced, and may in the future experience, setbacks that could delay or prevent regulatory approval of our product candidates or our ability to commercialize any products, including:

•
negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, such as the failure of ETX-810 to achieve its primary endpoint in either of our Phase 2a trials in subjects with DPNP and LSRP, respectively, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program or an indication;
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
•
poor efficacy of our product candidates during clinical trials such as the failure of ETX-810 to meet its primary endpoint in either of our Phase 2a trials in DPNP and LSRP, respectively;
•
unfavorable FDA or other regulatory agency inspection and review of clinical trial sites or manufacturing facilities;
•
failure to obtain product labeling for indications we are evaluating, such as subgroups of patients with depressive disorders;
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

For example, in both of our Phase 2a clinical trials in DPNP and LSRP, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint. Based on these results, we have discontinued further development of ETX-810. In addition, in April 2022, we announced that interim results from the first three subjects in our Phase 1b photosensitive epilepsy (PSE) trial were inconclusive, leading us to perform a root cause analysis. As a result, we have elected to delay enrollment of the Phase 2a clinical trial of ETX-155 in MDD, pending investigation of such root cause analysis and a further pharmacokinetic trial to determine the required dose to achieve adequate exposure levels.

Furthermore, even if we do receive regulatory approval for ETX-155 or any other potential product candidate we may develop for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure that we will successfully develop or commercialize ETX-155 or any other potential product candidate we may develop for any indication. If we or any of our future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ETX-155 for indications we are currently evaluating or potential additional indications, or any other potential product candidate we may develop, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing ETX-155 could adversely affect our development efforts for ETX-155 in other indications.

Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans to the satisfaction of FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, in the United States, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of ETX-810 to achieve statistically significant separation from placebo on the primary endpoint in either of our Phase 2a clinical trials in DPNP and LSRP, respectively. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, preclinical models evaluating product candidates for pain are notoriously unreliable and, as such, the therapies face substantial translational risk. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of ETX-155 or any of our other product candidates. The commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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
•
differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials (e.g., we based our therapeutic hypothesis for ETX-810 on studies conducted in the academic setting and the results from the academic studies were not replicated in our Phase 2a clinical trials of ETX-810);
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

Further, our current and planned clinical trials do or will contain endpoints that require subjective assessments and subject us to a substantial risk of “placebo effect” which is a well-known risk in clinical trials evaluating therapeutics for pain as well as depression. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show statistically significant effect of the product candidate as compared to the control arm and may ultimately cause a clinical trial to fail. For example, in both of our Phase 2a clinical trials in DPNP and LSRP, respectively, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint.

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

In April 2022, we announced that based on a review of interim results from the first three subjects in the Phase 1b PSE trial, we elected to delay enrollment of the Phase 2a clinical trials of ETX-155 in MDD and PMD. For the three patients evaluated to date in the Phase 1b PSE trial, the results of ETX-155 on the photoparoxysmal response observed following intermittent photic stimuli were inconclusive. An analysis of the drug exposures in these patients indicated that drug levels were significantly lower than expected based on the pharmacokinetic profile observed in the two Phase 1 trials of ETX-155 in healthy subjects. We are currently investigating potential root causes of the observed difference in exposure from the prior trials, and conducting a clinical trial evaluating the pharmacokinetics between the drug product used in this trial and that used in the prior Phase 1 trials. It may take us a significant amount of time to complete these efforts, resulting in delays for the ETX-155 development program, and we may never determine a root cause, which could adversely impact our future development of ETX-155.

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

Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical studies and clinical trials, business, financial condition and results of operations.

Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. We expect that our clinical development program timelines will be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. We have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our ongoing increased reliance on personnel working from home may present operational and workplace culture challenges, negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. We have also experienced delays in availability and shipping of preclinical and clinical supplies and delays in vendor services caused by understaffing or illness. However, to date, these delays have not materially impacted our business.

As a result of the COVID-19 pandemic, or similar pandemics, and related public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

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

The ultimate duration and impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

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

Undesirable side effects caused by ETX-155 or any other current or future product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In addition, many compounds that have initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. For example, our lead preclinical program is a Kv7.2/3 potassium channel opener. This mechanism has been validated through regulatory approvals of multiple first generation Kv7.2/3 openers for the treatment of epilepsy and pain. These molecules showed efficacy but subsequently had to be withdrawn from the market due to significant safety issues. There is no assurance that, if we are able to move our preclinical program forward, we will be able to avoid similar safety problems. Additionally, the composition of our product candidates or learnings in preclinical studies or clinical trials may result in contraindications for any product candidates for which we may obtain regulatory approval.

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

We currently have one lead clinical-stage candidate, ETX-155. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing product candidates and ensuring replenishment of our portfolio.

Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities; for example, we recently discontinued further development of ETX-810, which did not achieve statistically significant separation from placebo on the primary endpoint in either of two Phase 2a clinical trials. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biotechnology industry, in particular for disorders of the peripheral and central nervous systems, our business may be harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Label expansion is one of the core elements of our strategy. If our current and planned trials are successful, we intend to evaluate additional potential indications for ETX-155. These include a wide-range of compelling opportunities in both psychiatry and neurology, including potentially other subgroups of depression disorders, generalized anxiety disorder, and bipolar disorder. Even if we are successful in developing a product in one indication does not guarantee that it will be successful in other indications or that we will be able to obtain approval in other patient populations or diseases.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments including the Infrastructure Investment and Jobs Act, will stay in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless Congress takes additional action. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs for pharmaceutical and biological products. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information) and the California Consumer Privacy Act of 2018 (CCPA) (which imposes specific requirements on covered businesses relating to personal data practices). If we are or were to become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts.

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

Even if the FDA or any comparable foreign regulatory authority approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of ETX-155 and our other product candidates, if any are approved, will depend on a number of factors, including, among others:

•
the ability of ETX-155 and our other product candidates to treat neuronal excitability disorders, as compared with other available drugs, treatments or therapies;
•
the prevalence and severity of any adverse side effects associated with ETX-155 and our other future product candidates;
•
limitations or warnings contained in the labeling approved for ETX-155 or our other future product candidates by the FDA or any comparable foreign regulatory authority;
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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCPs, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

Our full-time and part-time employee base grew from 31 employees as of December 31, 2021 to 41 employees as of June 30, 2022. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including COVID-19 and related public health guidance measures, boycotts, curtailment of trade and other business restrictions;
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

Our stock price has been volatile, fluctuating from a high trading price of $29.69 per share in August 2021 to a low trading price of $2.52 in May 2022 following our announcements about the ETX-810 and ETX-155 programs. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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
•
actions by institutional or activist investors;
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

In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock, in particular following significant drops in stock price. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business. In addition, in the current volatile market for biotechnology stocks, in particular where shares are trading below cash balances, certain biotechnology investors have advocated for increases in short-term stockholder value through proposed corporate actions such as financial restructurings, special dividends, stock repurchases or sales of assets. Any such proposals directed at us could cause us to incur substantial costs and divert management’s attention and resources from our business. In addition, if any such proposals are undertaken, they could lead to the perception of a change in the direction of our business, instability, or lack of continuity which may be exploited by our competitors, result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.

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

Based upon our common stock outstanding as of June 30, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.4% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses. We have hired qualified personnel with appropriate expertise to perform specific functions and ensure adequate segregation of key duties and responsibilities. We continue to design and implement improved policies, processes and internal controls, including senior management review and audit committee oversight. Further, we have implemented new financial systems to improve segregation of duties and controls and reliability of system generated data.

The actions that have been taken are subject to continued review, implementation and testing by management as well as oversight by the audit committee of our board of directors. While we have implemented a variety of steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.

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

Eliem Therapeutics, Inc.

Date: August 15, 2022	By:	/s/ Robert Azelby
Robert Azelby
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Erin M. Lavelle
Erin M. Lavelle
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)