Form 10-Q
period 2022-09-30
Eliem Therapeutics, Inc.
filed 2022-11-14
CIK 1768446

11

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 10, 2022, the registrant had 26,567,681 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$35,944	$46,922
Short-term marketable securities	86,675	89,558
Prepaid expenses and other current assets	10,552	11,772
Total current assets	$133,171	$148,252
Operating lease right-of-use assets	585	—
Long-term marketable securities	6,961	24,919
Other long-term assets	141	70
Total assets	$140,858	$173,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,494	1,404
Accrued expenses	4,434	4,627
Operating lease liabilities	352	—
Total current liabilities	$6,280	$6,031
Other long-term liabilities	—	7
Operating lease liabilities, net of current portion	219	—
Total liabilities	$6,499	$6,038
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 26,567,681 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	248,035	242,939
Accumulated other comprehensive loss	(581)	(123)
Accumulated deficit	(113,098)	(75,616)
Total stockholders’ equity	$134,359	$167,203
Total liabilities and stockholders’ equity	$140,858	$173,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,258	$5,989	$21,287	$16,443
General and administrative	4,490	3,394	14,294	8,526
Total operating expenses	8,748	9,383	35,581	24,969
Loss from operations	(8,748)	(9,383)	(35,581)	(24,969)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	—	(11,718)
Foreign currency loss	(1,317)	(252)	(2,516)	(268)
Other income, net	383	20	615	20
Total other income (expense)	(934)	(232)	(1,901)	(11,966)
Net loss	$(9,682)	$(9,615)	$(37,482)	$(36,935)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(1,322)	—	(4,548)
Net loss attributable to common stockholders	$(9,682)	$(10,937)	$(37,482)	$(41,483)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.70)	$(1.43)	$(5.49)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	26,336,029	15,585,611	26,290,868	7,554,300

Comprehensive loss:
Net loss	$(9,682)	$(9,615)	$(37,482)	$(36,935)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	23	(18)	(458)	(18)
Comprehensive loss	$(9,659)	$(9,633)	$(37,940)	$(36,953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2021	—	$—	26,235,317	$3	$242,939	$(75,616)	$(123)	$167,203
Vesting of restricted stock awards	—	—	9,451	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,541	—	—	1,541
Other comprehensive loss	—	—	—	—	—	—	(398)	(398)
Net loss	—	—	—	—	—	(13,204)	—	(13,204)
Balance as of March 31, 2022	—	$—	26,244,768	$3	$244,480	$(88,820)	$(521)	$155,142
Vesting of restricted stock awards	—	—	82,633	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,772	—	—	1,772
Other comprehensive loss	—	—	—	—	—	—	(83)	(83)
Net loss	—	—	—	—	—	(14,596)	—	(14,596)
Balance as of June 30, 2022	—	$—	26,327,401	$3	$246,252	$(103,416)	$(604)	$142,235
Vesting of restricted stock awards	—	—	20,970	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,783	—	—	1,783
Other comprehensive income	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	(9,682)	—	(9,682)
Balance as of September 30, 2022	—	$—	26,348,371	$3	$248,035	$(113,098)	$(581)	$134,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	7,140,157	$46,551	3,418,751	$1	$3,152	$(28,136)	$—	$(24,983)
Series A-1 Preferred Stock Issuance (net of issuance costs of $22)	4,358,972	33,978	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock tranche liability upon settlement	—	12,269	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock awards	—	—	64,047	—	105	—	—	105
Stock-based compensation	—	—	—	—	297	—	—	297
Net loss	—	—	—	—	—	(18,601)	—	(18,601)
Balance as of March 31, 2021	11,499,129	$92,798	3,482,798	$1	$3,554	$(46,737)	$—	$(43,182)
Series B Preferred Stock Issuance (net of issuance costs of $39)	3,846,150	59,961	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock awards	—	—	7,158	—	6	—	—	6
Stock-based compensation	—	—	—	—	1,050	—	—	1,050
Net loss	—	—	—	—	—	(8,719)	—	(8,719)
Balance as of June 30, 2021	15,345,279	$152,759	3,489,956	$1	$4,610	$(55,456)	$—	$(50,845)
Proceeds from issuance of common stock in initial public offering (net of issuance costs of $8,856)	—	$—	7,360,000	1	83,143	—	—	83,144
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,345,279)	$(152,759)	15,345,279	1	152,758	—	—	152,759
Vesting of restricted stock awards	—	—	4,027	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,236	—	—	1,236
Other comprehensive loss	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(9,615)	—	(9,615)
Balance as of September 30, 2021	—	—	26,199,262	$3	$241,747	$(65,071)	$(18)	$176,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,482)	$(36,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,096	2,583
Non-cash operating lease expense	329	—
Change in fair value of redeemable convertible preferred stock tranche liability	—	11,718
Amortization of premiums and accretion of discounts on investments	223	83
Foreign currency loss (gain) from remeasurement	2,220	(245)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,219	(11,103)
Long-term assets	(72)	2,633
Accounts payable	91	1,287
Accrued liabilities	(188)	1,791
Operating lease liabilities	(356)	—
Net cash used in operating activities	$(28,920)	$(28,188)
Cash flows from investing activities:
Purchase of marketable securities	(81,249)	(106,919)
Proceeds from maturities of marketable securities	101,411	—
Net cash provided by investing activities	$20,162	$(106,919)
Cash flows from financing activities:
Proceeds from issuance of common stock sold in initial public offering, net issuance costs	—	83,144
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	93,939
Proceeds from the exercise of stock options	—	111
Net cash provided by financing activities	$—	$177,194
Effect of exchange rate changes on cash and cash equivalents	(2,220)	245
Net change in cash and cash equivalents	$(10,978)	$42,332
Cash and cash equivalents at beginning of period	46,922	20,487
Cash and cash equivalents at end of period	$35,944	$62,819
Supplemental disclosure of cash operating activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$152,759
Cash paid for leases included in operating cash outflows	$345	$—
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$915	$—

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

The accompanying condensed consolidated balance sheet as of September 30, 2022, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the condensed results of its operations as of the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2022.

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

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $113.1 million as of September 30, 2022 and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents, and short- and long-term marketable securities of $129.6 million as of September 30, 2022 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements.

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

The three months ended as of September 30, 2022 included a reversal of $1.5 million of clinical expenses due to actual results differing from prior quarter estimates.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$22,751	$—	$—	$22,751
Marketable securities:
U.S. government debt securities	35,304	—	—	35,304
Commercial paper	—	30,318	—	30,318
Corporate bonds	—	28,014	—	28,014
Total marketable securities	35,304	58,332	—	93,636
Total assets	$58,055	$58,332	$—	$116,387

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$30,557	$—	$—	$30,557
Marketable securities:
U.S. government debt securities	3,979	—	—	3,979
Commercial paper	—	54,363	—	54,363
Corporate bonds	—	56,135	—	56,135
Total marketable securities	3,979	110,498	—	114,477
Total assets	$34,536	$110,498	$—	$145,034

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

There have been no other significant changes in the Company’s accounting policies during the nine months ended September 30, 2022.

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method (which permitted the Company to not restate the comparative period presented) and elected the package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Upon adoption of ASC 842, the Company recorded operating ROU assets of $0.9 million, operating lease liabilities of $0.9 million, and derecognized deferred rent and other lease liabilities of $12,000. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption. Results and disclosures for the three and nine months ended September 30, 2022 are presented under ASC 842. Prior period amounts before January 1, 2022 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the nine months ended September 30, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Reclassifications

The Company reclassified certain prior period balances on its condensed consolidated balance sheet, statements of operations and comprehensive loss, and statement of cash flows to conform to the current period presentation. These balances related to amounts incurred from related party transactions with Carnot Pharma, LLC. The services related to these transactions have been completed and the Company's services agreement with Carnot Pharma, LLC has been terminated. These reclassifications had no effect on total liabilities, loss from operations, or net cash used in operating activities.

2. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$30,318	$—	$—	$30,318
U.S. government debt securities	35,531	—	(227)	35,304
Corporate bonds	21,367	—	(314)	21,053
Total short-term marketable securities	$87,216	$—	$(541)	$86,675
Long-term marketable securities:
U.S. government debt securities	$—	$—	$—	$—
Corporate bonds	7,001	—	(40)	6,961
Total long-term marketable securities	$7,001	$—	$(40)	$6,961

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$54,363	$—	$(1)	$54,362
Corporate bonds	35,231	—	(35)	35,196
Total short-term marketable securities	$89,594	$—	$(36)	$89,558
Long-term marketable securities:
U.S. government debt securities	$3,996	$—	$(17)	$3,979
Corporate bonds	21,010	—	(70)	20,940
Total long-term marketable securities	$25,006	$—	$(87)	$24,919

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's marketable securities. Accrued interest receivable of $0.2 million and $0.5 million is presented separately within the prepaid expenses and other current assets line items in the Company's unaudited condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
Corporate bonds	$15,425	$60,114
U.S. government debt securities	26,508	—
Commercial paper	—	3,995
Total available-for-sale securities	$41,933	$64,109

Investments in a continual unrealized loss position for greater than 12 months consist of the following (in thousands):

	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
Corporate bonds	$12,589	$—
U.S. government debt securities	3,910	—
Total available-for-sale securities	$16,499	$—

As of September 30, 2022, the Company did not intend, nor was the Company more likely than not to be required, to sell its available-for-sale investments before the recovery of the amortized cost basis, which may be maturity. Therefore, the Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. Based on the Company's assessment, it concluded that none of the available-for-sale investments held as of September 30, 2022 were considered to be impaired, as such, no impairment loss related to other-than-temporary declines in market value was recorded for the three and nine months ended September 30, 2022. There was no realized gain or loss on available-for-sale securities in the periods presented.

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Recoverable research and development tax credits	$5,066	$6,523
Prepaid research and development expenses	3,033	2,906
Prepaid expenses	1,898	1,491
Other assets	555	852
Total prepaid expenses and other current assets	$10,552	$11,772

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll expenses	$2,149	$2,220
Accrued research and development expenses	1,897	2,159
Other accrued expenses	388	248
Total accrued expenses	$4,434	$4,627

4. Redeemable Convertible Preferred Stock

Upon completion of the IPO on August 12, 2021, all of the Company’s then outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 15,345,279 shares of common stock. As of September 30, 2022 and December 31, 2021, the Company had no redeemable convertible preferred stock outstanding.

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

As of September 30, 2022 and 2021, the Company had no dividends in arrears as all shares of redeemable convertible preferred stock converted to common stock upon the completion of the IPO.

5. Redeemable Convertible Preferred Stock Tranche Liability

Upon issuance in October 2020, the purchasers of Series A-1 redeemable convertible preferred stock also received tranche rights (Series A-1 Tranche Rights), which provided them the right to purchase additional shares of Series A-1 redeemable convertible preferred stock in an additional future tranche. This tranche was for the purchase of Series A-1 and was valued based upon the Company achieving certain future milestones and utilized a valuation model that reflected both potential outcomes of success or failure to meet the milestone.

The Series A-1 redeemable convertible preferred tranche liability was valued at $0.86 per share upon issuance. There was no change in value from the date of issuance and December 31, 2020.

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

The Series A-1 redeemable convertible preferred tranche liability was settled on March 9, 2021 with the achievement of milestones set forth in the Series A-1 stock purchase agreement. The fair value of the liability was remeasured prior to settlement, resulting in the Company recognizing a loss in the condensed consolidated statement of operations and comprehensive loss of $11.7 million during the nine months ended September 30, 2021. Immediately thereafter, the balance of the redeemable convertible preferred stock tranche liability of $12.3 million was reclassified to Series A-1 redeemable convertible preferred stock.

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

In November 2021, the Company entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the inception of the lease and as of September 30, 2022, the Company was not reasonably certain that it will exercise its option to extend the lease, therefore, the period covered by this option is not included within the lease term.

As of September 30, 2022, the remaining weighted-average lease term was 1.8 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

For each of the three months ended September 30, 2022 and 2021, the Company incurred $0.1 million in rent expense. For the nine months ended September 30, 2022 and 2021, the Company incurred $0.4 million and $0.1 million in rent expense, respectively.

As of September 30, 2022, the annual future minimum lease payments due under the Company's non-cancelable operating leases are as follows:

Amount
(In thousands)
2022 (remaining 3 months)	$112
2023	309
2024	172
2025	15
Total undiscounted lease payments	$608
Present value adjustment	(37)
Total operating lease liabilities	$571

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the Company's IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of September 30, 2022, the total number of shares authorized for issuance under the 2021 Plan was 3,887,174. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of September 30, 2022, there were 521,555 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of September 30, 2022, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2021	2,922,135	$3.62	9.14	$21,144
Options granted	1,673,932	7.80
Options cancelled and forfeited	(62,646)	4.18
Options exercised	—	—		—
Balance as of September 30, 2022	4,533,421	$5.16	8.71	$4,285
Vested and expected to vest, September 30, 2022(1)	4,488,421	$5.13	8.71	$4,285
Options exercisable as of September 30, 2022	1,499,959	$3.25	8.27	$2,338

(1) Excludes 45,000 stock options awards outstanding for the period ended September 30, 2022, subject to only performance conditions that have been assessed and deemed not probable.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of stock options and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022, was $5.31 per share.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2022:

Expected term (in years)	5.50 - 6.50
Expected volatility	77.33% - 80.54%
Risk-free interest rate	1.69% - 3.03%
Expected dividend yield	0.00%

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

The activity for restricted stock awards is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021(1)	332,364	$7.30
Granted	—	—
Vested	(113,054)	7.95
Forfeited	—	—
Unvested at September 30, 2022	219,310	$7.46

(1) Includes 21,750 restricted stock awards granted in 2018 and still outstanding at December 31, 2021, subject to only performance conditions.

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and performance awards included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$657	$297	$1,872	$626
General and administrative expense	1,126	939	3,224	1,957
Total stock-based compensation expense	$1,783	$1,236	$5,096	$2,583

As of September 30, 2022, there was $16.1 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards granted and $1.6 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.74 years and 2.53 years, respectively.

8. Net Loss Per Share Attributable to Common Stockholders

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(9,682)	$(9,615)	$(37,482)	$(36,935)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(1,322)	—	(4,548)
Net loss attributable to common stockholders	(9,682)	(10,937)	(37,482)	(41,483)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	26,336,029	15,585,611	26,290,868	7,554,300
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.70)	$(1.43)	$(5.49)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Common stock options	4,533,421	2,737,315
Unvested restricted stock awards	219,310	348,639
Total potentially dilutive shares	4,752,731	3,085,954

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

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our lead clinical-stage candidate is ETX-155, a novel GABAA receptor positive allosteric modulator (GABAA PAM) that is being developed for the treatment of major depressive disorder (MDD) and focal onset seizures (FOS), the most common type of seizure in people with epilepsy. In July 2022, following the observation of lower-than-expected drug exposure levels in the three subjects evaluated in a Phase 1b photosensitive epilepsy (PSE) trial, we initiated a Phase 1, single and repeat dose, clinical trial in healthy subjects to confirm the pharmacokinetic profile of ETX-155 in advance of a planned Phase 2a clinical trial in subjects with MDD. The drug exposure levels from the recently executed single dose part of the Phase 1 pharmacokinetic trial (N=42) were compared with the population pharmacokinetic model built with data from healthy subjects evaluated in the original, previously disclosed Phase 1 trials (N=70). Results demonstrated that at the 60-milligram single dose, there was no meaningful difference between exposures obtained with different batches, and that the low exposures observed in the Phase 1b PSE single dose trial are within the range of previously reported moderate variability. In addition, and upon extensive investigation, no irregularities or differences were observed with chemistry, manufacturing, and controls (CMC) associated with the drug product and the drug substance batches used in the PSE trial or with other newly produced drug substance and product.

We recently completed dosing in the Phase 1 pharmacokinetic trial. Given the encouraging overall clinical profile of the 60-milligram dose relative to the marginal additional exposure benefit of the 75-milligram dose observed in the trial, we have decided to use the 60-milligram dose in our planned Phase 2a MDD trial. We are positioned to initiate the Phase 2a MDD trial in the first quarter of 2023 and topline data would be expected in the second half of 2024.

We have also determined we will not reinitiate the PSE proof-of-concept trial but will continue to pursue development of ETX-155 in FOS, given existing clinical validation of the GABAA PAM mechanism in this indication. To support Phase 2 studies in this indication, we are developing a new modified release formulation to maintain drug levels above a targeted threshold, and we will continue work on this new formulation in 2023.

Our preclinical stage program is a Kv7.2/3 channel opener. Our preclinical program targets the Kv7.2/3 potassium channel (Kv7), a target that has clinical validation in pain and epilepsy. We have filed foundational intellectual property claims on our novel Kv7 compounds. In addition, while pursuing further lead evaluation, we have initiated IND enabling studies and the scaling up of two pre-candidates. We expect to initiate IND-enabling safety studies in the first quarter of 2023, with Phase 1 studies planned to initiate in the first half of 2024. Our novel Kv7 compounds have demonstrated high potency and differentiated selectivity in electrophysiology assays, and in vivo anticonvulsant activity in the maximal electroshock seizure (MES) rat model.

We have discontinued early preclinical development of a novel, non-sedating anxiolytic for the potential treatment of GAD because none of the compounds investigated achieved the required profile.

Pipeline

Below is a summary of our wholly owned pipeline:

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $9.7 million and $9.6 million for the three months ended September 30, 2022 and 2021, respectively, and $37.5 million and $36.9 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $113.1 million and $75.6 million as of September 30, 2022 and December 31, 2021, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents, and short- and long-term marketable securities of $129.6 million and $161.4 million as of September 30, 2022 and December 31, 2021, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and short- and long-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

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
•
the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
•
consulting fees.

Our indirect research and development costs include:

•
personnel-related expenses, such as salaries, bonuses, benefits, and stock-based compensation expense, for our scientific personnel performing research and development activities; and
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct costs	$3,158	$5,448	$20,682	$17,816
Indirect costs	2,175	2,295	6,211	3,232
Research and development tax credits	(1,075)	(1,754)	(5,606)	(4,605)
Total research and development expenses	$4,258	$5,989	$21,287	$16,443

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

Research and development costs by stage of development are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Clinical	$2,490	$4,631	$18,588	$13,080
Preclinical	2,843	3,112	8,305	7,968
Research and development tax credits	(1,075)	(1,754)	(5,606)	(4,605)
Total research and development expenses	$4,258	$5,989	$21,287	$16,443

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

Other Income, net

Our other income consists of interest income, accretion and amortization related to our investments.

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,258	$5,989	$21,287	$16,443
General and administrative	4,490	3,394	14,294	8,526
Total operating expenses	8,748	9,383	35,581	24,969
Loss from operations	(8,748)	(9,383)	(35,581)	(24,969)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	—	(11,718)
Foreign currency loss	(1,317)	(252)	(2,516)	(268)
Other income, net	383	20	615	20
Total other income (expense)	(934)	(232)	(1,901)	(11,966)
Net loss	$(9,682)	$(9,615)	$(37,482)	$(36,935)

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Operating Expenses

The following table sets forth our operating expenses (dollars in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Research and development	$4,258	$5,989	$(1,731)	(28.9)%
General and administrative	$4,490	$3,394	$1,096	32.3%

Research and Development

Research and development expenses decreased 28.9% from $6.0 million for the three months ended September 30, 2021 to $4.3 million for the three months ended September 30, 2022.

The decrease was driven by a reduction in clinical and preclinical costs of $3.3 million, primarily due to the discontinuation of ETX-810 in August 2022 and the postponement of initiating a Phase 2a clinical trials in ETX-155, as well a reversal of $1.5 million of clinical expenses due to actual results differing from prior estimates. The decrease was partially offset by an increase of $0.9 million in personnel-related expenses from increased headcount and stock-based compensation and a $0.7 million decrease in the refundable research and development tax credits from the U.K. generated due to the reduction in research and development activities.

Research and development expenses are expected to increase as our programs advance into later stages of clinical development where clinical studies may have increased numbers of subjects, longer duration and more substantial data collection and analysis.

General and Administrative

General and administrative expenses increased 32.3% from $3.4 million for the three months ended September 30, 2021 to $4.5 million for the three months ended September 30, 2022. The increase in general and administrative expenses is primarily due to a $0.6 million increase in personnel-related expenses from increased headcount and stock-based compensation, a $0.3 million increase in other general and administrative costs that included insurance costs, and an $0.2 million increase in consulting and legal fees.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Foreign currency loss	$(1,317)	$(252)	$(1,065)	422.6%
Other income, net	$383	$20	$363	1,815.0%

Foreign Currency Loss

Foreign currency loss increased from a $0.3 million loss for the three months ended September 30, 2021 to a $1.3 million loss for the three months ended September 30, 2022. The increase was driven by unfavorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar that were more significant in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Other Income, net

Other income, net increased from $20,000 for the three months ended September 30, 2021 to $0.4 million for the three months ended September 30, 2022, which was driven by an increase in interest income. The increase was due to higher rates of return on our investments as a result of rising interest rates in the current period.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

Operating Expenses

The following table sets forth our operating expenses (dollars in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Research and development	$21,287	$16,443	$4,844	29.5%
General and administrative	$14,294	$8,526	$5,768	67.7%

Research and Development

Research and development expenses increased 29.5% from $16.4 million for the nine months ended September 30, 2021 to $21.3 million for the nine months ended September 30, 2022.

This increase was driven by a $3.0 million increase in clinical and preclinical expenses associated with Phase 1 and Phase 2 clinical trials of ETX-155 and our discontinued product candidate ETX-810 and a $2.8 million increase in personnel-related expenses from increased headcount and stock-based compensation. The increase was partially offset by a $1.0 million increase in the refundable research and development tax credits from the U.K. generated from the increased research and development activities.

Research and development expenses are expected to increase as our programs advance into later stages of clinical development where clinical studies may have increased numbers of subjects, longer duration and more substantial data collection and analysis.

General and Administrative

General and administrative expenses increased 67.7% from $8.5 million for the nine months ended September 30, 2021 to $14.3 million for the nine months ended September 30, 2022. The increase in general and administrative expenses is primarily due to a $2.9 million increase in personnel-related expenses from increased headcount and stock-based compensation, a $1.8 million increase in other general and administrative expenses that included consulting and legal fees, and an increase of $1.1 million in insurance costs.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Change in fair value of redeemable convertible preferred stock tranche liability	$—	$(11,718)	$11,718	(100.0)%
Foreign currency loss	$(2,516)	$(268)	$(2,248)	838.8%
Other income, net	$615	$20	$595	2,975.0%

Change in fair value of redeemable convertible preferred stock tranche liability

For the nine months ended September 30, 2021, we recognized an $11.7 million charge from the settlement of our Series A-1 preferred stock tranche liability immediately prior to settlement.

Foreign Currency Loss

Foreign currency loss increased from a $0.3 million loss for the nine months ended September 30, 2021 to a $2.5 million loss for the nine months ended September 30, 2022. The increase was driven by unfavorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar that were more significant in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Other Income, net

Other income, net increased from $20,000 for the nine months ended September 30, 2021 to $0.6 million for the nine months ended September 30, 2022, which was driven by an increase in interest income. The increase was due to higher rates of return on our investments as a result of rising interest rates in the current period.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to September 30, 2022, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents, and short- and long-term marketable securities of $129.6 million and $161.4 million and an accumulated deficit of $113.1 million and $75.6 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We do not expect to achieve such revenue and expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents, and short- and long-term marketable securities of $129.6 million as of September 30, 2022 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(28,920)	$(28,188)
Net cash provided by investing activities	20,162	(106,919)
Net cash provided by financing activities	—	177,194

Operating activities

For the nine months ended September 30, 2022, net cash used in operating activities was $28.9 million. This consisted primarily of net loss of $37.5 million, which was partially offset by changes in our operating assets and liabilities that resulted in a net increase of $0.7 million, primarily related to research and development activities, and non-cash charges of $7.9 million that included stock-based compensation of $5.1 million and a foreign currency loss of $2.2 million resulting from remeasurement.

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

Investing activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $20.2 million. This consisted of $101.4 million of proceeds received from maturities of investments in marketable securities, partially offset by purchases of $81.2 million of investments in marketable securities.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2022. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022.

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

As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.24 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) December 31, 2026.

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

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2022 because of the material weaknesses in our internal control over financial reporting described below.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those risks discussed in further detail below. These risks include, among others, the following:

•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. We had an accumulated deficit of $113.1 million and $75.6 million as of September 30, 2022 and December 31, 2021, respectively.
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

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on developing our product candidates, including our lead clinical-stage candidate ETX-155 and our novel Kv7 compounds. Since inception, we have incurred significant operating losses. Our net losses were $47.5 million, $36.9 million and $37.5 million for the year ended December 31, 2021 and the nine months ended September 30, 2021 and September 30, 2022, respectively. We had an accumulated deficit of $113.1 million and $75.6 million as of September 30, 2022 and December 31, 2021, respectively. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years as we continue to develop our current and future product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We had cash, cash equivalents, and short- and long-term marketable securities of $161.4 million and $129.6 million at December 31, 2021 and September 30, 2022, respectively.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by disruptions to, or continuing volatility in, the credit and financial markets in the United States and worldwide, including increased volatility in the trading prices for shares of public companies in the biopharmaceutical sector, the impact of ongoing COVID-19 pandemic, actual and perceived changes in interest rates and economic inflation, or otherwise. We also rely on U.K. research and development tax credits and incentives for funding, and our ability to continue to benefit from such credits and incentives will depend on our ability to continue meet the applicable requirements for them. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We are in the early stages of clinical drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, in our Phase 2a clinical trials completed earlier this year investigating ETX-810 for the treatment of diabetic peripheral neuropathic pain (DPNP) and lumbosacral radicular pain (LSRP), ETX-810 did not achieve statistically significant separation from placebo on either trial’s primary endpoint, and as a result, we have discontinued further development of ETX-810. In addition, interim results from our Phase 1b study evaluating ETX-155 in PSE were inconclusive, with an analysis of drug exposures in the study participants indicating drug levels that were significantly lower than expected based on the pharmacokinetic profile observed in earlier Phase 1 trials of ETX-155 in healthy subjects. As a result, in April 2022 we elected to delay advancing ETX-155 into Phase 2a depression trials in order to determine the root cause of this lower-than-expected exposure. Upon a comprehensive investigation, no irregularities or differences were observed with CMC associated with the drug product and the drug substance batches used in the PSE trial or with other newly produced drug substance and product. We also initiated a Phase 1, single and repeat dose, clinical trial in healthy subjects to confirm the pharmacokinetic profile of ETX-155 in advance of a planned Phase 2a clinical trial in subjects with MDD. The drug exposure levels from the recently executed single dose part of the Phase 1 pharmacokinetic trial (N=42) were compared with the population pharmacokinetic model built with data from healthy subjects evaluated in the original, previously disclosed Phase 1 trials (N=70). Results demonstrated that at the 60-milligram dose, there was no meaningful difference between exposures obtained with different batches, and that the low exposures observed in the Phase 1b PSE single dose trial are within the range of previously reported moderate variability. We are positioned to initiate the Phase 2a MDD trial in the first quarter of 2023 using the 60-milligram dose of ETX-155. Additional unexpected results or events could cause further delays in, or changes to, the ETX-155 development program and potentially lead us to discontinue further development of the program. We have determined not to reinitiate the PSE trial and have elected to indefinitely postpone our previously planned Phase 2a clinical trial of ETX-155 in perimenopausal depression (PMD). We have not initiated clinical trials for any of our other current research programs.

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

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate ETX-155 for the treatment of MDD and epilepsy. Successful continued development and potential regulatory approval of ETX-155 for indications we are currently evaluating and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our ETX-155 clinical development program.

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
•
inability to make improvements in formulations of our product candidates that may be desirable for late-stage clinical development and commercialization;
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
•
poor efficacy of our product candidates during clinical trials, such as the failure of ETX-810 to meet its primary endpoint in either of our Phase 2a trials in DPNP and LSRP, respectively;
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

For example, in both of our Phase 2a clinical trials in DPNP and LSRP, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint. Based on these results, we discontinued further development of ETX-810. In addition, in April 2022, we announced that interim results from the first three subjects in our Phase 1b photosensitive epilepsy (PSE) single dose trial were inconclusive, leading us to perform a root cause analysis. As a result, we elected to delay enrollment of the Phase 2a clinical trial of ETX-155 in MDD, pending investigation of such root cause analysis and the results of a further Phase 1 pharmacokinetic trial to determine the required dose to achieve adequate exposure levels. We have completed the root cause analysis and dosing in the Phase 1 pharmacokinetic trial and, based on the results of these activities, are positioned to initiate the Phase 2a MDD trial in the first quarter of 2023.

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
•
limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities; for example, earlier in 2022 we discontinued further development of ETX-810, which did not achieve statistically significant separation from placebo on the primary endpoint in either of two Phase 2a clinical trials. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biotechnology industry, in particular for disorders of the peripheral and central nervous systems, our business may be harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act (ACA), was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any additional challenges or future healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments including the Infrastructure Investment and Jobs Act, will stay in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless Congress takes additional action. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for drugs, and 11 years for biologics; and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Drugs and biologics are selected for negotiation two years prior to the negotiated price taking effect. Therefore, small-molecule drug manufacturers and biologic manufacturers are afforded at least 9 years and 13 years, respectively, before they must sell their product at the negotiated price under Medicare Part B and Part D, as applicable. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs for pharmaceutical and biological products. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the equivalent law in the United Kingdom (UK GDPR) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR and the uncertainty of data protection laws in the U.K. following Brexit has increased the complexity of our compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR, UK GDPR, and laws in Switzerland generally restrict the transfer of personal data to countries such as the United States that do not provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the European Economic Area (EEA) to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. Similar restrictions and transfer mechanisms exist under the UK GDPR. Any of these restrictions and obligations could increase the cost and complexity of doing business in foreign jurisdictions. If we cannot implement valid compliance mechanisms for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe, the U.K. and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

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

Further, the vote in the U.K. in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. From January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the European Union (EU), in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and U.K. Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the U.K for a four-year period, subject to subsequent extensions.

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

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the EU or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

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

Many countries, including EU countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, which could harm our business.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and one or more of our foreign patents may be eligible for patent term extension under similar legislation, for example, in the EU. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced.

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

We may not be able to protect and enforce our trademarks and trade names or build name recognition in our markets of interest thereby harming our competitive position.

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

Our full-time and part-time employee base grew from 31 employees as of December 31, 2021 to 43 employees as of September 30, 2022. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our international operations in the U.K. may expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the United States.

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
the impact of the COVID-19 pandemic;
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

A significant portion of our common stock may be sold into the market, which could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Based upon our common stock outstanding as of September 30, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 97.3% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

Eliem Therapeutics, Inc.

Date: November 14, 2022	By:	/s/ Robert Azelby
Robert Azelby
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Erin M. Lavelle
Erin M. Lavelle
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)