Form 10-K
period 2022-12-31
Eliem Therapeutics, Inc.
filed 2023-03-06
CIK 1768446

G

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: 1-877-ELIEMTX (354-3689)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the market value of voting stock held by non-affiliates of the Registrant was $13.9 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 28, 2023, the registrant had 26,567,681 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these words or other similar terms or expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the success, cost and timing of our product development activities, preclinical studies and anticipated clinical trials;
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
•
the potential effects of the ongoing COVID-19 pandemic on our clinical development and business;
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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report. These risks include, but are not limited to, the following:

•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. We had an accumulated deficit of $120.9 million and $75.6 million as of December 31, 2022 and December 31, 2021, respectively.
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
•
Our business substantially depends upon the successful development, regulatory approval and commercialization of ETX-123.
•
Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the Food and Drug Administration (FDA) or comparable foreign regulatory authorities.
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

PART I

Item 1. Business

Company Overview

We are a biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. These disorders often occur when neurons are overly excited or inhibited, leading to an imbalance, and our focus is on restoring homeostasis. We are developing clinically differentiated product candidates focused on validated mechanisms of action with broad therapeutic potential to deliver improved therapeutics for patients with these disorders.

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

Our lead program is ETX-123, a Kv7.2/3 potassium channel opener. Kv7.2/3 has been clinically validated as a therapeutic target for both epilepsy and pain, with further encouraging clinical data in depression. The first generation Kv7 channel opener, ezogabine (Potiga), was approved for refractory focal onset seizures in 2011 in both the United States (U.S.) and in Europe (where it was known as retigabine, or Trobalt). Flupirtine (Katadolon) was another first generation Kv7.2/3 opener that provided clinical validation and was used in Europe as a treatment for acute pain. These molecules showed clinical efficacy but subsequently had to be withdrawn from the market due to safety issues. Our ETX-123 lead candidate is an NCE designed to harness the efficacy of the Kv7.2/3 channel mechanism while attempting to improve the safety and tolerability relative to earlier molecules, based on our insights into the mechanisms of toxicity and the potency and selectivity profile. We have initiated investigational new drug (IND)-enabling studies for ETX-123 and plan to initiate Phase 1 studies in the first half of 2024. In addition, we are pursuing further preclinical exploration of several compounds from the same chemical series.

In February 2023, due to a challenging capital environment and investor sentiment around the GABAA PAM opportunity in major depressive disorder (MDD), we paused further investment in the development of our clinical-stage program, ETX-155, which is an investigational, oral, neuroactive steroid NCE that is designed to act as a positive allosteric modulator (PAM) of the GABAA receptor (GABAAR). The GABAA PAM neuroactive steroid class has been clinically validated in depression and epilepsy, with Sage Therapeutics’ recent submission of a new drug application (NDA) for the neuroactive steroid, zuranolone, for the treatment of MDD and postpartum depression (PPD) following successful Phase 3 trials, and Marinus Therapeutics receiving approval from the U.S. FDA for its neuroactive steroid, ganaxolone (ZTALMY®) in cyclin-dependent kinase-like 5 deficiency disorder (CDD), a rare pediatric seizure disorder.

ETX-155 was designed to have dual potency at both synaptic and extrasynaptic GABAA receptors. ETX-155 has also shown differentiated pharmacokinetic properties relative to other neuroactive steroids, including no clinically meaningful food effect, an approximate 40-hour half-life to enable once-a-day dosing, and higher exposures than zuranolone at the 60-milligram dose that had been planned for Phase 2a. Results from our 7-day and 14-day Phase 1 repeat dose clinical trials demonstrated favorable tolerability data at exposure levels that are consistent with dosing levels that achieved robust activity in preclinical models of depression, anxiety and epilepsy. Based on our preclinical and clinical work to date, ETX-155 has the potential to be pursued in clinical development in MDD, with indication expansion opportunities in epilepsy and anxiety disorders. We have received clearance of our IND application filed with the psychiatry division of the FDA to support a potential Phase 2 clinical trial in MDD that may be conducted in the future by Eliem or a strategic partner.

We own the rights to our product candidates through both acquisitions and internal research and development efforts. With respect to ETX-155, in October 2020, we acquired 100% of the share capital of Athenen Therapeutics, Inc., which included In-Process Research and Development (IPR&D) related to the ETX-155 program. Following these acquisitions, we have continued the in-house clinical-stage development of the ETX-155 program. Our preclinical Kv7 program has been developed by us in-house since inception.

Our Approach

We follow several key principles to guide our research and development efforts that we believe will enable us to efficiently bring clinically differentiated therapies to market to help millions of people suffering from central nervous system (CNS) disorders:

•
Focus on clinically validated mechanisms of action in CNS indications with well-defined regulatory pathways. We concentrate our research and development efforts on opportunities within the broad range of neuronal excitability disorders, where there has been prior clinical validation for the mechanism of action or pathway and where significant unmet need exists due to efficacy and safety limitations of existing therapies. By focusing on products with mechanisms of action that have clinical validation, we believe we can reduce the clinical translational risk of our product candidates while leveraging our extensive neuroscience drug development expertise to develop products that have the potential to meaningfully improve clinical outcomes.
•
Establish clinical differentiation for our product candidates. We leverage the deep chemistry, neuroscience and manufacturing expertise of our team to generate NCEs which we believe can be clinically differentiated and enhance patient outcomes. We intend to improve on efficacy, safety and tolerability limitations of existing therapies that impact patient convenience, compliance and clinical outcomes. We aim to deliver therapeutic candidates with optimal pharmacological properties that make them both clinically differentiated and commercially attractive.
•
Develop products that have broad therapeutic potential. We believe that the biological pathways that are involved in many neuronal excitability disorders are related, and therefore, therapies that effectively address these pathways may be applicable in multiple CNS disorders. Our strategy for each product candidate is to initially pursue tractable indications where the clinical translatability of the mechanism of action has been validated and where we believe a commercial opportunity exists for a clinically differentiated product. Upon positive results from proof-of-concept trials, we intend to pursue additional indications where we believe our product candidates’ mechanisms may be relevant, to maximize the potential for each product candidate.
•
Maximize and protect value through a strong global intellectual property portfolio. We have a rigorous strategy to establish and protect the intellectual property rights for our programs, all of which are wholly owned, to allow us to maximize the therapeutic and commercial potential of our pipeline. This strategy includes seeking patent protection in the United States and other jurisdictions for our product candidates, each of which is an NCE. Our portfolio includes numerous filings with multiple different sets of claims that cover proprietary aspects of our lead programs and their use. For our Kv7 program, we have a pending patent application which includes claims directed to compositions, methods of use, and manufacturing processes for ETX-123 and related compounds. For ETX-155, we have issued patents in the United States with coverage to at least 2039. We will continue to leverage new discoveries in the development of our programs to strengthen the breadth and depth of our intellectual property.

Our Strategy

To execute our approach, we plan to implement the following key strategies:

•
Continue to innovate in our Kv7 program and advance ETX-123 into clinical trials in multiple neuronal excitability indications. We are currently developing a preclinical-stage program, ETX-123, a novel Kv7.2/3 channel opener for potential treatment of neuronal excitability disorders such as epilepsy, pain, depression, and others. This program is based on a clinically validated mechanism of action with multiple prior approved molecules in the class for epilepsy and acute pain, and another in late-stage clinical development for epilepsy. Previous studies have also demonstrated encouraging activity of Kv7 openers in clinical trials for mood disorders and neuropathic pain indications. Our aim is to discover and develop proprietary NCEs that improve upon first-generation molecules based on our novel chemical insights and in-depth understanding of the biology and selectivity required to yield drugs with favorable safety and efficacy profiles. Our ETX-123 has a novel chemical structure completely distinct from other Kv7 openers and has demonstrated an excellent potency and selectivity profile, which we believe has the potential to result in meaningful clinical differentiation. We have commenced IND-enabling studies for ETX-123, and plan to initiate Phase 1 studies in the first half of 2024.

•
Apply our expertise to expand our lead programs into additional indications representing compelling commercial opportunities. Our team includes established industry leaders in the field of neuroscience. Through our clinical trials, we intend to enhance our understanding of the mechanism of action for our specific product candidates, and in general our understanding of the biological pathways leading to neuronal inhibition and excitation imbalances to maximize the value of our product candidates. Utilizing this enhanced understanding informed by our initial clinical trials, we plan to evaluate multiple potential indications for ETX-123. We intend to explore a wide-range of compelling opportunities in both psychiatry and neurology, including potentially epilepsy disorders, anxiety disorders, depression, bipolar disorder, and others.
•
Pursue regulatory approvals for our product candidates and commercialize them in key markets. We plan to build a fully integrated biotechnology company capable of executing registrational trials, obtaining regulatory approvals and commercializing our drugs globally. We expect to build a focused and efficient medical affairs and commercial organization to help bring our product candidates to patients around the world. Given the potential broad applicability of our product candidates in large patient populations globally, we may also opportunistically enter strategic partnerships with reputable biopharmaceutical companies, with established presence in key markets, to address the unmet needs of patients worldwide and maximize the overall value of our product candidates.

Kv7.2/3 Program

Our lead program is a preclinical, next-generation Kv7.2/3 channel opener being developed for potential use in multiple neuronal excitability conditions including epilepsy, pain, depression, and others. Kv7.2/3 is a heteromeric voltage-gated potassium channel comprised of Kv7.2 and Kv7.3 subunits (Kv7.2/3) that plays an important role in controlling neuronal excitability by stabilizing the membrane potential and inhibiting action potential firing of neuronal cells. Kv7.2/3 has genetic validation as a target for epilepsy, as loss-of-function mutations in the genes encoding for Kv7.2 and Kv7.3, KCNQ2 and KCNQ3, have been shown to be responsible for a rare epilepsy disorder in newborns that is characterized by impaired gating of the Kv7.2/3 channel and hyperexcitation of neurons.

In addition to its genetic validation, Kv7.2/3 has been clinically validated as a therapeutic target for both epilepsy and pain. The first generation Kv7 channel opener, ezogabine (Potiga), was approved for refractory focal onset seizures in 2011 in both the United States and in Europe (where it was known as retigabine, or Trobalt). Flupirtine (Katadolon), a close analogue of ezogabine/retigabine, was another first generation Kv7.2/3 opener that provided clinical validation of the Kv7 mechanism and has been used in Europe as a treatment for pain since the 1980s. Despite demonstrating compelling efficacy in epilepsy and pain, ezogabine/retigabine and flupirtine were removed from the market in 2017 and 2018, respectively, due to emergent unexpected safety concerns. In the case of ezogabine, an accumulation of blue pigment in the skin and eye was identified, raising concerns of potential vision loss, while flupirtine was associated with severe liver toxicity, including cases of acute liver failure. With both of these first generation Kv7 openers, the safety concerns have been hypothesized to be driven by the chemistry of the molecules, rather than being target-related adverse effects. Xenon Pharmaceuticals’ Kv7 targeted agent, XEN1101, an analogue of retigabine, has also reported positive data in a Phase 2b study in focal onset seizure in October 2021, providing further clinical validation for this mechanism. XEN1101 is also being evaluated in a Phase 2 clinical trial in patients with MDD.

We have used a combination of both ligand-based and structure-based design approaches to develop novel Kv7.2/3 opener compounds that potentially eliminate the toxicity liabilities associated with the first generation Kv7.2/3 openers, while retaining strong activity and selectivity. We have designed several lead series based on novel chemistry and have selected a lead clinical candidate, ETX-123. The ETX-123 molecule displays potent activation of Kv7.2/3 in vitro with an approximately 0.7 nM EC50, and about 14,000-fold selectivity for Kv7.2/3 subtypes over the Kv7.4 subtype that is predominantly expressed in bladder smooth muscle and cardiac muscle. In addition, in vitro studies of ETX-123 have demonstrated no genotoxicity risk and no significant off-target effects, including no activity at GABAA receptors which has been previously described for ezogabine/retigabine. We believe the ETX-123 program has the potential to be highly differentiated from previously approved Kv7 openers as well as other Kv7 openers in development, with its novel chemical composition, high potency combined with high selectivity, lack of off-target activity, and reduced potential for metabolic safety liabilities.

Initial preclinical in vivo data for the ETX-123 molecule is provided in Figure 1.

Figure 1. Initial ETX-123 preclinical in vivo data demonstrates a 7-fold separation between the dose that inhibits tonic convulsions in the rat MES model (2 mg/kg) and the dose that induces CNS side effects in the rat rotarod model (14 mg/kg).

ETX-123 is being advanced into toxicology studies in 2023, with a plan to progress into Phase 1 studies in the first half of 2024. In addition to ETX-123, we are exploring several other members of this chemical series to identify potential backup Kv7 candidates which may be developed in the same or different indications as ETX-123.

Competition

The biotechnology industry is characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical, biopharmaceutical, therapeutics and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective or more convenient or have fewer or less severe side effects than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency (EMA) or other regulatory approval for their products more rapidly than we do. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, convenience, cost, the level of branded and generic competition, market access and reimbursement by payors, level of promotional activity devoted to them and intellectual property protection.

For the treatment of epilepsy, we may face competition from a variety of currently marketed therapies such as generic anticonvulsants, sodium channel modulators and benzodiazepines. Additionally, there are next-generation therapies in development harnessing the previously mentioned mechanisms of action, such as XEN901 being co-developed by Xenon Pharmaceuticals and Neurocrine Biosciences. Furthermore, there are multiple compounds that have been recently approved or are in late-stage development for focal onset seizures, including cenobamate (XCOPRI®), which was developed by SK Life Sciences and was approved by the FDA in November 2019, the Kv7.2/3 openers XEN1101, currently in Phase 3 for focal onset seizures (FOS), being developed by Xenon Pharmaceuticals, and BHV-7000, currently in Phase 1, being developed by Biohaven.

We expect to face competition from existing products and products in development. In addition to those described above, there may be other earlier stage clinical programs that, if approved, would compete with our product candidates. Many of our competitors have substantially greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

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

Kv7 Program. For our Kv7 program, we have a pending Great Britain patent application which includes claims directed to compositions, methods of use, and manufacturing processes for ETX-123 and related compounds.

ETX-155. Our intellectual property portfolio covering ETX-155 includes two issued U.S. patents, a first with method claims covering use of the composition of matter to treat an anxiety disorder, depression, or a seizure disorder; and a second with composition claims covering a controlled release formulation of ETX-155. The portfolio additionally includes two pending international patent applications under the Paris Cooperation Treaty (PCT) that preserve our future right to file these PCT international applications into individual foreign countries and an allowed U.S. application with method claims covering uses of the composition of matter to treat sleep disorders. The issued U.S. patents and any future patents claiming priority thereto are expected to expire in September 2039, excluding any patent term extensions or adjustments that may be granted. Any foreign patents that issue claiming priority to the international application are expected to expire in September 2040. In the last year, we also filed multiple U.S. provisional applications covering methods of treatment and formulations of ETX-155.

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

For clinical supply, we use CDMOs who are obligated to act in accordance with the FDA’s current Good Manufacturing Practices (cGMPs), for the manufacture of drug substance and product. We expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product and currently expect to continue to do so for commercial supplies of our product candidates, if approved. We use additional contract manufacturers to fill, label, package, store and distribute our investigational drug products and currently expect to continue to do so for commercial supplies of our product candidates, if approved. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA for any product candidates that complete clinical development.

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

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA) and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties brought by the FDA and the Department of Justice (DOJ) or other governmental entities.

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
•
Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
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

Data privacy and security laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, health information privacy laws, including HIPAA, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, the California Consumer Protection Act (CCPA) came into effect on January 1, 2020 and provides data privacy rights for consumers and operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA), was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and will become enforceable on July 1, 2023.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the European Union (EU) General Data Protection Regulation (EU GDPR), which became effective in May 2018. The EU GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The EU GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the EU GDPR, including potential fines of up to 20 million euros or 4% of annual global revenues, whichever is greater. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. Similar restrictions and requirements, as well as penalties and fines, exist in the United Kingdom (U.K.) under the U.K. General Data Protection Regulation (UK GDPR), an equivalent law in the U.K.

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

Since its enactment, there have been judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration with impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for drugs, and 11 years for biologics; and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Drugs and biologics are selected for negotiation two years prior to the negotiated price taking effect. Therefore, small-molecule drug manufacturers and biologic manufacturers are afforded at least 9 years and 13 years, respectively, before they must sell their product at the negotiated price under Medicare Part B and Part D, as applicable. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

Employees and Human Capital

As of December 31, 2022, we had 30 full-time employees and 13 part-time employees. Of our 43 employees, 13 have Ph.D. or M.D. degrees and 25 are engaged in research and development activities. On February 7, 2023, our board of directors approved a restructuring plan, which will reduce our workforce by approximately 55% in the first half of 2023. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We are committed to a work environment that is welcoming, inclusive and encouraging. To achieve our plans and goals, it is imperative that we attract and retain top talent. In order to do so, we aim to have a safe and encouraging workplace, with opportunities for our employees to grow and develop professionally, supported by strong compensation, benefits, and other incentives. In addition to competitive base salaries, we offer our employees discretionary cash-based performance bonuses and, in addition, may utilize our equity incentive plan to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the state of Delaware in October 2018. Our principal mailing address is 23515 NE Novelty Hill Road, Suite B221 #125, Redmond, WA 98503. Our telephone number is 1-877-ELIEMTX (354-3689). Our website is www.eliemtx.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

We are a biotechnology company with a limited operating history. Our efforts are focused primarily on developing our lead product candidate ETX-123, our novel Kv7 compound. Since inception, we have incurred significant operating losses. Our net losses were $45.2 million and $47.5 million for the years ended December 31, 2022 and December 31, 2021, respectively. We had an accumulated deficit of $120.9 million and $75.6 million as of December 31, 2022 and December 31, 2021, respectively. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years as we continue to develop our current and future product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

•
continue development of our current and future product candidates, including for ETX-123;
•
commence clinical trials of our current and future product candidates;
•
initiate and continue research and development, including preclinical, clinical and discovery efforts for any future product candidates;
•
seek regulatory approvals for any product candidates that successfully complete clinical development;
•
incur legal, accounting, or other expenses in operating our business;
•
hire and retain qualified personnel;
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

We had cash, cash equivalents and marketable securities of $123.6 million at December 31, 2022.

Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2027. However, we will need additional capital to advance and expand our research pipeline, conduct preclinical studies, proceed to develop and commercialize any approved products, and explore other pipeline opportunities. Our estimates of the sufficiency of our cash, cash equivalents and marketable securities are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Conducting preclinical studies, conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is, and will be, very time-consuming, expensive and an uncertain process that takes years to complete. Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our preclinical product candidates and other future product candidates we may develop;
•
the timing and uncertainty of, and the costs involved in, obtaining marketing approvals for our preclinical product candidates and future product candidates we may develop and pursue;
•
the number of future product candidates that we may pursue and their development requirements;
•
the number of jurisdictions in which we plan to seek regulatory approvals;
•
if approved, the costs of commercialization activities for any product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval, revenue, if any, received from commercial sales of any product candidates;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•
the extent to which we out-license or collaborate with other companies on the research and development of our preclinical product candidates and other future product candidates;
•
our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims;
•
any product liability lawsuits related to our products;
•
the ongoing costs of operating as a public company; and
•
the impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by disruptions to, or continuing volatility in, the credit and financial markets in the United States and worldwide, including increased volatility in the trading prices for shares of public companies in the biopharmaceutical sector, the impact of ongoing COVID-19 pandemic, actual and perceived changes in interest rates and inflation, macroeconomic uncertainties, or otherwise. We also rely, to a lesser extent, on U.K. research and development tax credits and incentives for funding, and our ability to continue to benefit from such credits and incentives will depend on our ability to continue meet the applicable requirements for them. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We are in the early stages of research and development efforts, and our current product candidates are still in preclinical development. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be harmed.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, in 2022, we discontinued the further development of ETX-810, and in February 2023, we paused the further development of ETX-155. We determined it was in the best interest of our stockholders to re-prioritize our pipeline to focus on our preclinical Kv7.2/3 program and the development of our lead Kv7.2/3 candidate, ETX-123. We have not initiated clinical trials for any of our current research programs, including ETX-123.

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

Risks Related to our Business and the Development of our Product Candidates

Our business substantially depends upon the successful development of ETX-123. If we are unable to obtain regulatory approval for, and successfully commercialize, ETX-123, our business will be harmed.

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead candidate ETX-123. Successful continued preclinical development and potential clinical development and regulatory approval of ETX-123 for indications we are currently evaluating and potential additional indications is critical to the future success of our business.

Before we can generate any revenue from sales of ETX-123 or any of our other programs, these programs must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates or commercialization of any products.

We have experienced, and may in the future experience, setbacks that could delay or prevent regulatory approval of our product candidates or our ability to commercialize any products, including:

•
negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, such as the failure of ETX-810 to achieve its primary endpoint in either of our Phase 2a trials in subjects with diabetic peripheral neuropathic pain (DPNP) and lumbosacral radicular pain (LSRP), respectively, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program or an indication;
•
product-related side effects experienced by subjects in our clinical trials or by individuals using drugs or therapeutics similar to our product candidates;
•
delays in submitting INDs in the United States or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or institutional review boards to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
if the FDA or comparable foreign authorities do not accept the earlier preclinical and clinical trial work, then we may need to conduct additional preclinical studies beyond those that we currently have planned and significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business;
•
conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our future clinical trials; delays in contracting with clinical sites or enrolling subjects in clinical trials, including due to the ongoing COVID-19 pandemic;
•
delays or interruptions in the supply of materials necessary for the conduct of future clinical trials;
•
regulators or institutional review boards (IRBs) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our anticipated clinical trials, which may delay or prevent us from initiating our clinical trials with our originally intended trial design;

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
•
due to the impact of the ongoing COVID-19 pandemic or other events beyond our control, we may experience some delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
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
•
we may not have the financial resources available to begin and complete trials, or the cost of clinical trials of any product candidates may be greater than we anticipate;
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

For example, in both of our Phase 2a clinical trials in DPNP and LSRP, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint. Based on these results, we discontinued further development of ETX-810. In addition, in February 2023, we announced that we were pausing clinical development of ETX-155 for MDD.

We have initiated the scaling up synthesis of our lead candidate ETX-123, to enable the initiation of IND-enabling safety studies, with Phase 1 studies planned to initiate in the first half of 2024. However, we cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

Furthermore, even if we do receive regulatory approval for any potential product candidate we may develop for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure that we will successfully develop or commercialize ETX-123 or any other potential product candidate we may develop for any indication. If we or any of our future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ETX-123 for indications we are currently evaluating or potential additional indications, or any other potential product candidate we may develop, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our preclinical studies or in future clinical trials in any indication for which we are developing ETX-123 could adversely affect our development efforts for ETX-123 in other indications.

Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans to the satisfaction of FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, in the United States, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of ETX-810 to achieve statistically significant separation from placebo on the primary endpoint in either of our Phase 2a clinical trials in DPNP and LSRP, respectively. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, preclinical models evaluating product candidates for pain are notoriously unreliable and, as such, the therapies face substantial translational risk. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of ETX-123 or any of our other product candidates. The commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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

In addition, disruptions caused by the ongoing COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials. Any inability to successfully initiate or complete preclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

Further, clinical trials that we may undertake in the future will likely contain endpoints that require subjective assessments and subject us to a substantial risk of “placebo effect” which is a well-known risk in clinical trials evaluating therapeutics for pain as well as depression. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show statistically significant effect of the product candidate as compared to the control arm and may ultimately cause a clinical trial to fail. For example, in both of our Phase 2a clinical trials in DPNP and LSRP, respectively, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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
•
changes in regulations as part of a response to the COVID-19 pandemic, or similar pandemics, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, our business could be materially adversely affected by other business disruptions to us or our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, CDMOs and other contractors, consultants and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, geopolitical developments, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions or other actions by them, could have a larger impact that expands into other markets where we do business. Further, the conflict and resulting sanctions or other actions may adversely impact macroeconomic conditions and increase volatility in and affect our ability to access capital markets and external financing sources, as well as have other unforeseen adverse impacts on our business. The occurrence of any of these business disruptions could materially adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by ETX-123 or any other current or future candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In addition, many compounds that have initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. For example, ETX-123 is a Kv7.2/3 potassium channel opener. This mechanism has been validated through regulatory approvals of multiple first generation Kv7.2/3 openers for the treatment of epilepsy and pain. These molecules showed efficacy but subsequently had to be withdrawn from the market due to significant safety issues. There is no assurance that, if we are able to move our preclinical Kv7.2/3 program forward, we will be able to avoid similar safety problems. Additionally, the composition of our product candidates or learnings in preclinical studies or clinical trials may result in contraindications for any product candidates for which we may obtain regulatory approval.

If unacceptable side effects arise in the development of our product candidates, we may have difficulty recruiting patients to future clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or IRBs, DSMBs or independent ethics committees at the institutions in which our trials are conducted could suspend or terminate our trials for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially adversely affect our business, financial condition and prospects.

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

Moreover, clinical trials of our product candidates will be conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

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
•
the impacts of the ongoing COVID-19 pandemic on clinical trial sites, personnel and patient travel;
•
our ability to obtain and maintain patient consents;
•
patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
proximity and availability of clinical trial sites for prospective patients; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

We currently have one lead candidate, ETX-123. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing product candidates and ensuring replenishment of our portfolio.

Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities; for example, in 2022, we discontinued further development of ETX-810, which did not achieve statistically significant separation from placebo on the primary endpoint in either of two Phase 2a clinical trials, and in 2023, we paused further development of ETX-155 due to capital market conditions and investor sentiment around the opportunity. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biotechnology industry, in particular for disorders of the peripheral and central nervous systems, our business may be harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates, our commercial opportunity may be limited.

One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have one program in the preclinical discovery stage, with one lead candidate ETX-123, several other compounds in the research, discovery, screening and preclinical stages of development, and an ongoing lead optimization campaign to finish exploring the current chemical series. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates for the treatment of disorders of the peripheral and central nervous systems will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act (ACA), was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional challenges or future healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments including the Infrastructure Investment and Jobs Act, will stay in effect until 2031 unless Congress takes additional action. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

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

We process personal data and other sensitive data (including health data we collect about study or trial participants in connection with our preclinical studies or clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR. Further, individuals may initiate litigation related to our processing of their personal data.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe, the U.K. and certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States in compliance with law, such as the EEA standard contractual clauses and the U.K. International Data Transfer Agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, educating adequate numbers of physicians on the benefits of prescribing our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the EU or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

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

Even if the FDA or any comparable foreign regulatory authority approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of ETX-123 and our other product candidates, if any are approved, will depend on a number of factors, including, among others:

•
the ability of ETX-123 and our other product candidates to treat neuronal excitability disorders, as compared with other available drugs, treatments or therapies;
•
the prevalence and severity of any adverse side effects associated with ETX-123 and our other future product candidates;
•
limitations or warnings contained in the labeling approved for ETX-123 or our other future product candidates by the FDA or any comparable foreign regulatory authority;
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

We rely on third-party CROs to conduct, supervise, and monitor our preclinical studies for our product candidates and do not currently plan to independently conduct preclinical studies or future clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our preclinical studies and future clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and harm our business.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice (GLP) as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as good clinical practices (GCPs), for conducting, monitoring, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. As a clinical trial sponsor, we will also have regulatory requirements that directly apply to us. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCPs, we or our CROs may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials.

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

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified time frames. Failure to do so can result in enforcement actions and adverse publicity.

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

Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to initiate anticipated clinical trials, continue our internal research programs or in-license needed technology or other product candidates. There could also be public announcements of the results of the hearing, motions or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing events could harm our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to initiate anticipated clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business.

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

Risks Related to our Business Operations, Employee Matters and Managing Growth

Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

In February 2023, we commenced certain restructuring actions (the “Restructuring Plan”) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

Although we believe that the Restructuring Plan will reduce operating costs, we cannot guarantee that the Restructuring Plan will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term expectations. As a result of these actions, we will incur additional costs in the near term, including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs. Additional risks associated with the continuing impact of the Restructuring Plan include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet development targets due to the loss of qualified employees. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

In addition, in connection with the Restructuring Plan, Bob Azelby, our former president and chief executive officer, and a member of our board of directors has departed the Company and the board. Andrew Levin has been appointed as executive chairman overseeing the day-to-day operations of the Company, effective upon Mr. Azelby’s departure. In addition, Erin Lavelle, our executive vice president, chief operating officer and chief financial officer, and Jim Bucher, our executive vice president and general counsel, will depart the Company following a short transition period. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which can negatively affect strategy, execution and our ability to compete. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

As of December 31, 2022, we had net operating loss carryforwards of approximately $7.1 million for federal income tax purposes, $41.6 million for foreign income tax purposes and $8.2 million for state income tax purposes. The federal net operating loss may be used up to 80% of future taxable income while the state and foreign losses may be used to offset up to 100% of future taxable income. The federal net operating loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2039. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, (Internal Revenue Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering (IPO), together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Internal Revenue Code. We have not completed a Section 382 analysis, and therefore, there can be no assurances that the NOLs carryforward are not already limited.

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
•
the timing and status of enrollment for clinical trials;
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

Our stock price has been volatile, fluctuating from a high trading price of $29.69 per share in August 2021 to a low trading price of $2.21 in February 2023. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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
•
changes to our business, including pipeline reprioritizations and restructurings;
•
recruitment or departure of key personnel;
•
overall performance of the equity markets;
•
trading volume of our common stock;
•
disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;
•
threats of or actual significant lawsuits, including patent or stockholder litigation;
•
proposed changes to healthcare laws in the United States or foreign jurisdictions, or speculation regarding such changes;
•
the impact of the ongoing COVID-19 pandemic;
•
general political and economic conditions; and
•
other events or factors, many of which are beyond our control.

In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock, in particular following significant drops in stock price. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business. In addition, in the current volatile market for biotechnology stocks, in particular where shares are trading below cash balances, certain biotechnology investors have advocated for increases in short-term stockholder value through proposed corporate actions such as financial restructurings, special dividends, stock repurchases, mergers, other business combinations or sales of assets. Any such proposals directed at us could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In connection with the Restructuring Plan, we accelerated vesting of certain outstanding and unvested equity awards held by terminated employees, including our former chief executive officer and other executives. As a result, a greater number of shares of common stock will be available for sale in the public market earlier than would have been the case if the Restructuring Plan had not been implemented.

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

Based upon our common stock outstanding as of December 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.8% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Prior to the completion of the IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of December 31, 2022. The material weaknesses, and our remediation plan, are disclosed in Item 9A of this Annual Report on Form 10-K.

We believe we have made substantial progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that have been taken are subject to continued review and testing by management as well as oversight by the audit committee of our board of directors. We will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our annual report for the year ending 2022, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. We cannot assure you that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company or a smaller reporting company with less than $100 million in revenue.

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic and actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

We incur costs and demands upon our management as a result of complying with the laws and regulations affecting public companies in the U.S., which may harm our business.

As a public company listed in the U.S., we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from regular business activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We may expend significant resources or modify our business activities (including our future clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

We are a "small or medium-sized enterprise" (SME) as defined under U.K. corporate tax regulations. We have and expect to continue to rely on U.K. research and development tax credits and incentives that are available to SMEs as a source of capital for our business. Changes in the SME eligibility criteria by the U.K. government or changes in our business could prevent us from being eligible for these tax credits in the future. Further, in November 2022, the U.K. government announced changes to the research and development tax credit program; these changes, which include a reduction in tax credit rates for SMEs, are effective on or after April 1, 2023. Changes such as these reduce the amount of capital we obtain from recoverable U.K. research and development tax credits, which could also harm our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease office space in the U.S. and U.K. under non-cancelable operating leases.

In May 2021, we entered into an agreement for office space in Cambridge, U.K. The term of this lease is for a period of 24 months, which commenced on July 1, 2021.

In November 2021, we entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021.

We are evaluating our existing facility needs as a result of the restructuring we announced in February 2023.

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

Holders of Common Stock

As of February 28, 2023, there were 26,567,681 shares of common stock issued and held by approximately 16 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. These disorders often occur when neurons are overly excited or inhibited, leading to an imbalance, and our focus is on restoring homeostasis. We are developing clinically differentiated product candidates focused on validated mechanisms of action with broad therapeutic potential to deliver improved therapeutics for patients with these disorders.

Our lead program is ETX-123, a Kv7.2/3 potassium channel opener. Kv7.2/3 has been clinically validated as a therapeutic target for both epilepsy and pain, with further encouraging clinical data in depression. The first generation Kv7 channel opener, ezogabine (Potiga), was approved for refractory focal onset seizures in 2011 in both the United States and in Europe (where it was known as retigabine, or Trobalt). Flupirtine (Katadolon) was another first generation Kv7.2/3 opener that provided clinical validation and was used in Europe as a treatment for acute pain. These molecules showed clinical efficacy but subsequently had to be withdrawn from the market due to safety issues. Our ETX-123 lead candidate is an NCE designed to harness the efficacy of the Kv7.2/3 channel mechanism while attempting to improve the safety and tolerability relative to earlier molecules, based on our insights into the mechanisms of toxicity and the potency and selectivity profile. We have initiated IND-enabling studies for ETX-123 and plan to initiate Phase 1 studies in the first half of 2024. In addition, we are pursuing further preclinical exploration of several compounds from the same chemical series.

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $45.2 million and $47.5 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $120.9 million and $75.6 million as of December 31, 2022 and December 31, 2021, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents and marketable securities of $123.6 million and $161.4 million as of December 31, 2022 and December 31, 2021, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We expect to continue to incur substantial expenses and operating losses over the foreseeable future, largely driven by our ongoing activities as we:

•
initiate and continue research and development, including preclinical, clinical and discovery efforts for ETX-123 and any future product candidates;
•
hire and retain additional personnel, such as clinical, manufacturing, quality control, scientific, commercial and administrative personnel;
•
maintain, expand and protect our intellectual property portfolio;
•
establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval; and
•
add equipment and physical infrastructure to support our research and development and personnel; acquire or in-license other product candidates and technologies.

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

2023 Restructuring

On February 7, 2023, our board of directors approved a restructuring plan to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. As part of the Restructuring Plan, we will reduce our workforce by approximately 55% in the first half of 2023.

We estimate that we will incur approximately $17.1 million in charges in connection with the Restructuring Plan, which will be substantially incurred in 2023. These charges primarily relate to employee transition, severance payments, employee benefits, and stock-based compensation. Of the aggregate amount of charges that we estimate we will incur in connection with the Restructuring Plan, we expect that approximately $7.3 million will be in future cash expenditures. The actions associated with the Restructuring Plan are expected to be substantially complete by the third quarter of 2023, subject to local law and consultation requirements.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including our lead product candidate ETX-123, our recently paused product candidate ETX-155 and our discontinued product candidate ETX-810.

Our direct research and development costs include:

•
expenses incurred in connection with research, laboratory consumables and preclinical and clinical trial activities;
•
the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
•
consulting fees

Our indirect research and development costs include:

•
personnel-related expenses such as salaries, bonuses, benefits, and stock-based compensation expense, for our scientific personnel performing research and development activities; and
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Direct costs	$24,471	$25,166
Indirect costs	8,426	4,752
Research and development tax credits	(6,683)	(6,596)
Total research and development expenses	$26,214	$23,322

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

Research and development costs by stage of development are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Clinical	$22,199	$19,538
Preclinical	10,698	10,380
Research and development tax credits	(6,683)	(6,596)
Total research and development expenses	$26,214	$23,322

Research and development activities are central to our business model. We expect to continue to incur substantial research and development expenses for the foreseeable future as we advance our current and future product candidates. Our research and development expenses may vary significantly based on factors such as:

•
the number and scope of preclinical and IND-enabling studies;
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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, and stock-based compensation, for our personnel in executive, finance and accounting, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, audit, regulatory, tax and consulting services, insurance costs, as well as investor and public relations costs.

We expect to continue to incur substantial general and administrative expenses for the foreseeable future to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally.

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

Interest Income, net

Our interest income consists of interest earned on our cash, cash equivalents and short-term investments and adjustments related to amortization of purchase premiums and accretion of discounts of short-term investments.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$26,214	$23,322	$2,892	12.4%
General and administrative	18,921	12,350	6,571	53.2%
Total operating expenses	45,135	35,672	9,463	26.5%
Loss from operations	(45,135)	(35,672)	(9,463)	26.5%
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	(11,718)	11,718	(100.0)%
Foreign currency loss	(1,484)	(170)	(1,314)	*
Interest income, net	1,375	80	1,295	*
Total other income (expense)	(109)	(11,808)	11,699	(99.1)%
Net loss	$(45,244)	$(47,480)	$2,236	(4.7)%
* - % Not meaningful

Comparison of the Years Ended December 31, 2022 and December 31, 2021

Operating Expenses

Research and Development

Research and development expenses increased 12.4% from $23.3 million for the year ended December 31, 2021 to $26.2 million for the year ended December 31, 2022.

This increase was driven by a $3.6 million increase in personnel-related expenses from increased headcount and stock-based compensation. This increase was partially offset by (i) a $0.6 million decrease in clinical and preclinical expenses, primarily due to the discontinuation of ETX-810 in August 2022, and the postponement of initiating a Phase 2a clinical trials of ETX-155 and (ii) a $0.1 million increase in the refundable research and development tax credits from the U.K. generated due to the overall increase in research and development expenses.

General and Administrative

General and administrative expenses increased 53.2% from $12.4 million for the year ended December 31, 2021 to $18.9 million for the year ended December 31, 2022. The increase is primarily due to a $3.5 million increase in personnel-related expenses from increased headcount and stock-based compensation, a $2.1 million increase in other general and administrative costs that primarily included consulting and legal fees, and a $1.0 million increase in insurance costs.

Other Income (Expense)

Change in Fair Value of Redeemable Convertible Preferred Tranche Liability

For the year ended December 31, 2021, we recognized an $11.7 million charge from the remeasurement of our Series A-1 preferred stock tranche liability immediately prior to settlement.

Foreign Currency Loss

Foreign currency loss increased from a $0.2 million loss for the year ended December 31, 2021 to a $1.5 million loss for the year ended December 31, 2022. The increase was driven by unfavorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar that were more significant in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Interest Income, net

Interest income, net increased from $0.1 million for the year ended December 31, 2021 to $1.4 million for the year ended December 31, 2022, which was driven by an increase in investment income. The increase was due to higher rates of return on our investments as a result of rising interest rates in the current period.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to December 31, 2022, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $123.6 million and $161.4 million and an accumulated deficit of $120.9 million and $75.6 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We do not expect to achieve such revenue and expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents and marketable securities of $123.6 million as of December 31, 2022 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We expect to continue to incur substantial research and development expenses for the foreseeable future as we advance our current and future product candidates. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital we will need to raise to support our operations and the outlays and operating expenditures necessary to complete the development of our product candidates and build additional manufacturing capacity, and we may use our available capital resources sooner than we currently expect.

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

•
defending against any product liability claims or other lawsuits related to our products; and
•
the impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Cash Flows

The following table summarized our cash flows (in thousands):

	Year Ended 'December 31,
	2022	2021
Net cash used in operating activities	$(37,369)	$(36,072)
Net cash provided by (used in) investing activities	34,440	(114,970)
Net cash provided by financing activities	—	177,232

Operating activities

In 2022, net cash used in operating activities was $37.4 million. This consisted primarily of net loss of $45.2 million, which was partially offset by non-cash charges of $7.6 million that primarily relate to stock-based compensation of $7.0 million, and changes in our operating assets and liabilities that resulted in a net increase in cash of $0.2 million, primarily related to research and development activities.

In 2021, net cash used in operating activities was $36.1 million. This consisted primarily of net loss of $47.5 million and changes in our operating assets and liabilities that resulted in a net decrease in cash of $4.2 million, primarily related to research and development activities, which was partially offset by the non-cash charges for changes in the fair value of the redeemable convertible preferred stock tranche liability of $11.7 million and stock-based compensation of $3.7 million.

Investing activities

In 2022, net cash provided by investing activities was $34.4 million. This consisted of $122.4 million of proceeds received from maturities of investments in marketable securities, partially offset by purchases of $88.0 million of investments in marketable securities.

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

We lease various operating spaces in the U.S. and the U.K. under non-cancelable operating lease arrangements that expire on various dates through January 31, 2025. As of December 31, 2022, our undiscounted future minimum lease payments under non-cancelable lease agreements was approximately $0.5 million.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

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

Internal Controls over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of December 31, 2022. The material weaknesses, and our remediation plan, are disclosed in Item 9A of this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eliem Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eliem Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 6, 2023

We have served as the Company’s auditor since 2021.

Eliem Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$43,585	$46,922
Short-term marketable securities	79,981	89,558
Prepaid expenses and other current assets	10,827	11,772
Total current assets	$134,393	$148,252
Operating lease right-of-use assets	471	—
Long-term marketable securities	—	24,919
Other long-term assets	128	70
Total assets	$134,992	$173,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$750	$1,404
Accrued expenses	5,047	4,627
Operating lease liabilities	300	—
Total current liabilities	$6,097	$6,031
Other long-term liabilities	—	7
Operating lease liabilities, net of current portion	180	—
Total liabilities	$6,277	$6,038
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 26,567,681 shares issued and outstanding at December 31, 2022 and December 31, 2021	3	3
Additional paid-in capital	249,930	242,939
Accumulated other comprehensive loss	(358)	(123)
Accumulated deficit	(120,860)	(75,616)
Total stockholders’ equity	$128,715	$167,203
Total liabilities and stockholders’ equity	$134,992	$173,241

The accompanying notes are an integral part of these consolidated financial statements.

Eliem Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$26,214	$23,322
General and administrative	18,921	12,350
Total operating expenses	45,135	35,672
Loss from operations	(45,135)	(35,672)
Other income (expense):
Change in fair value of redeemable convertible preferred stock tranche liability	—	(11,718)
Foreign currency loss	(1,484)	(170)
Interest income, net	1,375	80
Total other income (expense)	(109)	(11,808)
Net loss	$(45,244)	$(47,480)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(4,548)
Net loss attributable to common stockholders	$(45,244)	$(52,028)
Net loss per share attributable to common stockholders, basic and diluted	$(1.72)	$(4.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,311,554	12,260,551

Comprehensive loss:
Net loss	$(45,244)	$(47,480)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(235)	(123)
Comprehensive loss	$(45,479)	$(47,603)

The accompanying notes are an integral part of these consolidated financial statements.

Eliem Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	7,140,157	$46,551	3,418,751	$1	$3,152	$—	$(28,136)	$(24,983)
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $22	4,358,972	33,978	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock tranche liability upon settlement	—	12,269	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $39	3,846,150	59,961	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(15,345,279)	(152,759)	15,345,279	1	152,758	—	—	152,759
Proceeds from issuance of common stock in initial public offering, net of issuance costs of $8,856	—	—	7,360,000	1	83,143	—	—	83,144
Exercise of stock options and vesting of restricted stock awards	—	—	111,287	—	149	—	—	149
Stock-based compensation	—	—	—	—	3,737	—		3,737
Other comprehensive loss	—	—	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	—	—	(47,480)	(47,480)
Balance as of December 31, 2021	—	$—	26,235,317	$3	$242,939	$(123)	$(75,616)	$167,203
Vesting of restricted stock awards	—	—	154,869	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,991	—	—	6,991
Other comprehensive loss	—	—	—	—	—	(235)	—	(235)
Net loss	—	—	—	—		—	(45,244)	(45,244)
Balance as of December 31, 2022	—	$—	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715

The accompanying notes are an integral part of these consolidated financial statements.

Eliem Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	As of December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(45,244)	$(47,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,991	3,737
Non-cash operating lease expense	443	—
Change in fair value of redeemable convertible preferred stock tranche liability	—	11,718
Accretion of discounts and amortization of premiums on investments, net	(177)	370
Foreign currency loss (gain) from remeasurement	408	(245)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	945	(10,260)
Long-term assets	(60)	2,563
Accounts payable	(653)	318
Accrued liabilities	425	3,200
Long-term liabilities	—	7
Operating lease liabilities	(447)	—
Net cash used in operating activities	$(37,369)	$(36,072)
Cash flows from investing activities:
Purchase of marketable securities	(87,963)	(114,970)
Proceeds from maturities of marketable securities	122,403	—
Net cash provided by (used in) investing activities	$34,440	$(114,970)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	83,144
Proceeds from issuance of redeemable convertible preferred stock and related tranche rights, net of issuance costs	—	93,939
Proceeds from exercise of stock options	—	149
Net cash provided by financing activities	$—	$177,232
Effect of exchange rate changes on cash	(408)	245
Net change in cash and cash equivalents	$(3,337)	$26,435
Cash and cash equivalents at beginning of period	46,922	20,487
Cash and cash equivalents at end of period	$43,585	$46,922
Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	$—	$152,759
Cash paid for leases included in operating cash outflows	$462	$—
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$915	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELIEM THERAPEUTICS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

Organization

Eliem Therapeutics, Inc. (the Company) is a biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. Headquartered in Redmond, Washington, the Company was incorporated on October 18, 2018 as a Delaware corporation.

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

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $120.9 million and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents and marketable securities of $123.6 million as of December 31, 2022 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these consolidated financial statements.

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

Note 2. Summary of Significant Accounting Policies

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements follows:

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Estimates include those related to the accrual of research and development expenses, recoverable research and development tax credits, the valuation of stock-based awards, the valuation of common stock and redeemable convertible preferred stock, and the valuation of redeemable convertible preferred stock tranche liabilities. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash is held by two financial institutions in the U.S. and two financial institutions in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. The Company has investments in money market funds, U.S. Treasury and government agency debt securities, commercial paper, and corporate bonds with high-quality accredited financial institutions.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$27,472	$—	$—	$27,472
Marketable securities:
U.S. Treasury securities	30,451	—	—	30,451
Commercial paper	—	29,543	—	29,543
Corporate bonds	—	16,626	—	16,626
U.S. government agency debt securities	—	3,361	—	3,361
Total marketable securities	30,451	49,530	—	79,981
Total assets	$57,923	$49,530	$—	$107,453

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$30,557	$—	$—	$30,557
Marketable securities:
Corporate bonds	—	56,135	—	56,135
Commercial paper	—	54,363	—	54,363
U.S. Treasury securities	3,979	—	—	3,979
Total marketable securities	3,979	110,498	—	114,477
Total assets	$34,536	$110,498	$—	$145,034

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2022 and 2021, the Company's cash equivalents consisted of money market funds.

Investments in Marketable Securities

Marketable securities are classified as available-for-sale, primarily consisting of U.S. Treasury and government agency debt securities, commercial paper, and corporate bonds, and are reported at fair value. Unrealized holding gains and losses are reflected as a separate component of stockholders' equity in accumulated other comprehensive loss until realized. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income, net in the statements of operations and comprehensive loss. Realized gains and losses on the sale of these securities are recognized in interest income, net in the consolidated statement of operations and comprehensive loss. The cost of marketable securities sold is based on the specific identification method.

The Company periodically reviews its available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security rating or sector credit ratings, and other relevant market data.

Research and Development Expenses

Research and development expenses consist primarily of research and development services and, to a lesser extent, personnel-related expenses such as salaries, bonuses, benefits, and stock-based compensation, professional service fees, and other related costs such as facility rent, partially offset by fully refundable U.K. research and development tax credits.

Research and development expenses include estimates of the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Management estimates accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. Examples of estimated accrued research and development expenses include those related to fees paid to:

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

Research and Development Tax Credits

The Company receives tax credits from the U.K. government based on claims made under the Small Medium Enterprises (SME) research and development tax relief program. Qualifying expenditures largely relate to research and development activities performed by third parties on our behalf, as well as employment costs for research staff and consumables incurred. The research and development tax credits are recognized when the qualifying expenditure has been incurred and there is reasonable assurance that the reimbursement will be received.

Each reporting period, the Company evaluates its eligibility for the SME program based on criteria established by HM Revenue and Customs (“HMRC”) and records a reduction to research and development expense for the amount of the credit estimated to be claimed based on qualifying expenses and information available at that time. The Company qualified for tax credits under the SME program for the year ended December 31, 2021 and expects to qualify for the year ending December 31, 2022.

The following table outlines the changes to the research and development tax credit receivable, including amount recognized as an offset to research and development expense, during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$6,523	$2,633
Recognition of credit claims	6,683	6,596
Receipt of credit claims	(5,462)	(2,377)
Foreign currency loss	(1,252)	(329)
Balance at end of period	$6,492	$6,523

As of December 31, 2022 and 2021, the tax credit receivable was $6.5 million and $6.5 million respectively, all of which is classified within the prepaid expenses and other current assets line item in the consolidated balance sheets.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, and stock-based compensation, for our personnel in executive, finance and accounting, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services, insurance costs, as well as investor and public relations costs. General and administrative costs are expensed as incurred.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of receivables from refundable research and development tax credits from the U.K. government and operating expenses paid in advance.

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2022, as discussed below in the section titled “Recently Adopted Accounting Pronouncements”. Under Accounting Standards Codification (ASC) Topic 842, Leases, the Company determines if an arrangement is a lease at inception.

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

Accretion and Classification of Redeemable Convertible Preferred Stock

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

Upon completion of the IPO on August 12, 2021, all of the Company's then outstanding redeemable convertible preferred stock were converted on a 1-for-1 basis to shares of common stock. As of December 31, 2022 and 2021, the Company had no redeemable convertible preferred stock outstanding.

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

For valuations performed prior to the completion of the IPO on August 12, 2021, in accordance with the Practice Aid, the Company determined that the Hybrid Method, was the most appropriate method for determining the fair value of its common stock based on its stage of development and other relevant factors.

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

Prior to completion of the IPO on August 12, 2021 (at which time the Company's then outstanding redeemable convertible preferred stock were converted on a 1-for-1 basis to shares of common stock, thereby eliminating the cumulative preferred stock dividend), basic net loss per share attributable to common stockholders was computed using the two-class method required for multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. The two-class method requires loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all loss for the period had been distributed. The Company’s participating securities included the Company’s redeemable convertible preferred stock, as the holders were entitled to receive dividends on a pari passu basis in the event that a dividend was paid on common stock. The holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses of the Company, and therefore during periods of loss there was no allocation required under the two-class method.

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

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method (which permitted the Company to not restate the comparative period presented) and elected the package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Upon adoption of ASC 842, the Company recorded operating ROU assets of $0.9 million, operating lease liabilities of $0.9 million, and derecognized deferred rent and other lease liabilities of $12,000. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption. Results and disclosures for the year ended December 31, 2022 are presented under ASC 842. Prior period amounts before January 1, 2022 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The effective date of this update for non-public companies is for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 on January 1, 2022, which did not have a material impact on its consolidated financial statements.

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the year ended December 31, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Reclassifications

The Company reclassified certain prior period balances on its consolidated balance sheet, statements of operations and comprehensive loss, and statement of cash flows to conform to the current period presentation. These balances related to amounts incurred from related party transactions with Carnot Pharma, LLC. The services related to these transactions were completed in 2022 and the Company's services agreement with Carnot Pharma, LLC was terminated in 2022. These reclassifications had no effect on total liabilities, loss from operations, or net cash used in operating activities.

Note 3. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$30,628	$—	$(177)	$30,451
Commercial paper	29,543	—	—	29,543
Corporate bonds	16,815	—	(189)	16,626
U.S. government agency securities	3,353	8	—	3,361
Total short-term marketable securities	$80,339	$8	$(366)	$79,981

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Commercial paper	$54,363	$—	$(1)	$54,362
Corporate bonds	35,231	—	(35)	35,196
Total short-term marketable securities	$89,594	$—	$(36)	$89,558
Long-term marketable securities:
Corporate bonds	$21,010	$—	$(70)	$20,940
U.S. Treasury securities	3,996	—	(17)	3,979
Total long-term marketable securities	$25,006	$—	$(87)	$24,919

All the commercial paper, U.S. Treasury and government agency debt securities, and corporate bonds designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term marketable securities have a contractual maturity date that is more than one year from the respective balance sheet date.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's marketable securities. Accrued interest receivable of $0.1 million and $0.5 million as of December 31, 2022 and December 31, 2021, respectively, is presented separately within the prepaid expenses and other current assets line items in the Company's consolidated balance sheets.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	December 31, 2022	December 31, 2021
	Fair Value	Fair Value
U.S. Treasury securities	$26,506	$—
Corporate bonds	1,977	60,114
Commercial paper	—	3,995
Total available-for-sale securities	$28,483	$64,109

Investments in a continual unrealized loss position for greater than 12 months consist of the following (in thousands):

	December 31, 2022	December 31, 2021
	Fair Value	Fair Value
Corporate bonds	$14,649	$—
U.S. Treasury securities	3,945	—
Total available-for-sale securities	$18,594	$—

As of December 31, 2022, the Company did not intend, nor was the Company more likely than not to be required, to sell its available-for-sale investments before the recovery of the amortized cost basis, which may be maturity. Therefore, the Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. Based on the Company's assessment, it concluded that none of the available-for-sale investments held as of December 31, 2022 were considered to be impaired, as such, no impairment loss related to other-than-temporary declines in market value was recorded for the year ended December 31, 2022. There was no material realized gain or loss on available-for-sale securities in the periods presented.

Note 4. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Recoverable research and development tax credits	$6,492	$6,523
Prepaid research and development expenses	2,549	2,906
Prepaid expenses	1,330	1,491
Other assets	456	852
Total prepaid expenses and other current assets	$10,827	$11,772

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31 2022	December 31, 2021
Accrued payroll	$2,900	$2,220
Accrued research and development expenses	1,902	2,159
Other accrued expenses	245	248
Total accrued expenses	$5,047	$4,627

Note 5. Redeemable Convertible Preferred Stock

Upon completion of the IPO on August 12, 2021, all of the Company’s then outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 15,345,279 shares of common stock. As of December 31, 2022 and 2021, the Company had no redeemable convertible preferred stock outstanding.

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

As of December 31, 2022 and 2021, the Company had no dividends in arrears as all shares of redeemable convertible preferred stock converted to common stock upon the completion of the IPO.

Note 6. Redeemable Convertible Preferred Stock Tranche Liability

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

In November 2021, the Company entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the inception of the lease and as of December 31, 2022, the Company was not reasonably certain that it will exercise its option to extend the lease, therefore, the period covered by this option is not included within the lease term.

As of December 31, 2022, the remaining weighted-average lease term was 1.6 years. The weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

The Company incurred $0.5 million and $0.2 million in rent expense for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the annual future minimum lease payments due under the Company's non-cancelable operating leases are as follows:

Amount
(In thousands)
2023	$321
2024	172
2025	15
Total undiscounted lease payments	$508
Present value adjustment	(28)
Total operating lease liabilities	$480

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As December 31, 2022, we are not party to any material legal matters or claims.

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

Note 8. Stock-Based Compensation

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the Company's IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of December 31, 2022, the total number of shares authorized for issuance under the 2021 Plan was 3,887,174. In addition, the number of shares of common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by our board prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of December 31, 2022, there were 521,555 shares of common stock reserved for future issuance under our ESPP plan. The number of shares of common stock reserved for issuance under our ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by our board. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of December 31, 2022, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either: (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

The activity for stock options is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contract	Intrinsic
	Options	Exercise	Terms	Values
	Outstanding	Price	(in years)	(in thousands)
Balance as of December 31, 2021	2,922,135	$3.62	9.14	$21,144
Options granted	3,150,770	5.68
Options cancelled and forfeited	(84,634)	3.87
Options exercised	—	—		—
Balance as of December 31, 2022	5,988,271	$4.70	8.83	5,699
Vested and expected to vest, December 31, 2022(1)	5,943,271	$4.67	8.83	5,699
Options exercisable as of December 31, 2022	1,824,032	$3.69	8.25	3,078

(1) Excludes 45,000 stock options awards outstanding for the period ended December 31, 2022, subject to only performance conditions that have been assessed and deemed not probable.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $4.00 per share and $7.39 per share, respectively.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected term (in years)	5.50-6.50	5.78 - 6.08
Expected volatility	77.33% - 91.74%	77.19% - 79.57%
Risk-free interest rate	1.69% - 4.22%	0.91% - 1.84%
Expected dividend yield	0.00%	0.00%

Restricted Stock

The Company has restricted stock awards with service conditions that vest 25% on the first anniversary of the grant date and monthly thereafter. The restricted stock awards are subject to repurchase by the Company at the original purchase price in the event that the award recipient’s employment or relationship is terminated prior to the shares vesting.

The activity for restricted stock awards is as follows:

		Weighted-Average Grant-Date Fair
	Number of Shares	Value
Unvested at December 31, 2021	332,364	$7.30
Granted	—	—
Vested	(154,869)	6.83
Forfeited	—	—
Unvested at December 31, 2022	177,495	$8.32

The fair value of restricted stock awards vested during the years ended December 31, 2022 and 2021 was approximately $0.6 million and $0.1 million, respectively.

The following table shows stock-based compensation for stock options and restricted stock awards included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expense	$2,538	$987
General and administrative expense	4,453	2,750
Total stock-based compensation expense	$6,991	$3,737

As of December 31, 2022, there was $18.1 million of unrecognized compensation cost related to unvested stock options and $1.5 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.75 years and 2.34 years, respectively.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(45,244)	$(47,480)
Accretion of redeemable convertible preferred stock to redemption value and cumulative preferred stock dividends	—	(4,548)
Net loss attributable to common stockholders	$(45,244)	$(52,028)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,311,554	12,260,551
Net loss per share attributable to common stockholders, basic and diluted	$(1.72)	$(4.24)

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Common stock options	5,988,271	2,922,135
Unvested restricted stock awards	177,495	332,364
Total potentially dilutive shares	6,165,766	3,254,499

Note 10. Income Taxes

The components of net loss before tax provision from income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(6,272)	$(13,310)
United Kingdom	(38,972)	(34,170)
Total	$(45,244)	$(47,480)

The following table presents a reconciliation of the Company’s expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year Ended December 31,
	2022	2021
U.S. federal taxes at statutory rate	$(9,497)	$(9,959)
State taxes, net of federal benefit	1	4
Foreign rate differential	471	397
Non-deductible expenses	1	(11)
Research credit addback	4,220	4,154
Refundable tax credit	(1,407)	(1,385)
Mark-to-market adjustment	—	2,461
Stock-based compensation	742	480
Tax credits	(110)	(39)
U.K. tax rate change impact on deferred income taxes	(1,390)	(1,845)
Other, net	(2)	219
Change in valuation allowance	6,971	5,524
Total	$—	$—

The significant components of the Company's deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Stock-based compensation	$1,105	$385
Intangible asset	2,374	3,834
Accrued bonus	334	250
Accrued payroll taxes	—	7
Accrued vacation	—	19
Operating lease liabilities	70	—
Net operating losses	12,413	5,866
Research credits	531	410
Total gross deferred tax assets	16,827	10,771
Deferred tax liabilities:
Unrealized gain or loss	20	(89)
Operating lease right-of-use assets	(65)	—
Other	(23)	(11)
Total gross deferred tax liabilities	(68)	(100)
Valuation allowance	(16,759)	(10,671)
Net deferred tax liabilities	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. The Company does not believe it is more likely than not that the deferred tax assets will be realized, and accordingly, the Company recorded a valuation allowance of $16.8 million and $10.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had net operating loss carryforward of approximately $7.1 million for federal income tax purposes, $41.6 million for foreign income tax purposes and $8.2 million for state income tax purposes. These may be used to offset future taxable income. The federal net operation loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2039. The Company also has research and development credits of approximately $0.5 million and $0.1 million for federal and state income taxes purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire in varying amounts in 2039. The state credits may be used to offset future taxable income and will begin to expire in varying amounts in 2035.

The Company is subject to taxation in the U.S. (federal and various states) and the U.K. Currently, no historical years are under examination. The Company’s tax years starting in December 31, 2018 are open and subject to examination by the U.S. (federal and various states) and the U.K. taxing authorities due to the carryforward of utilized net operating losses and research and development credits.

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. As of December 31, 2022 and 2021, the Company does not have any uncertain tax positions.

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

Note 11. Defined Contribution Plan

The Company has a 401(k) defined contribution plan. Participation in the plan is available to substantially all US-based employees. Company contributions to the plan are discretionary. The Company made matching contributions of up to 4% of each participating employee’s eligible compensation. For each of the years ended December 31, 2022 and 2021, total expense recognized from the 401(k) matching contributions was approximately $0.1 million.

The Company also has a workplace pension contribution scheme for U.K.-based employees. For the years ended December 31, 2022 and 2021, the Company made contributions to the pension scheme of approximately $0.2 million and $0.1 million, respectively.

Note 12. Subsequent Events

On February 7, 2023, the Company’s board of directors approved a restructuring plan (the Restructuring Plan) to conserve financial resources and better align the Company’s workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on the Company’s preclinical Kv7.2/3 program. As part of the Restructuring Plan, the Company will reduce its workforce by approximately 55% in the first half of 2023.

The Company estimates that it will incur approximately $17.1 million in charges in connection with the Restructuring Plan, which will be substantially incurred in 2023. These charges primarily relate to employee transition, severance payments, employee benefits, and stock-based compensation. Of the aggregate amount of charges that the Company estimates it will incur in connection with the Restructuring Plan, the Company expects that approximately $7.3 million will be in future cash expenditures. The actions associated with the Restructuring Plan are expected to be substantially complete by the third quarter of 2023, subject to local law and consultation requirements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our executive chair (who is our principal executive officer) and our chief financial officer (who is our principal financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the executive chair and chief financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of December 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, management believes the consolidated financial statements as included in Item 8 of this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of our executive chair and our chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective as of December 31, 2022, because of the unremediated material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
We did not design or maintain an effective control environment. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters commensurate with accounting and reporting requirements. The lack of personnel contributed to the following material weakness.
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

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report.

Remediation Efforts to Address Material Weaknesses

Management has concluded that the material weaknesses in internal control over financial reporting were due to the fact that we were a private company with limited resources when the material weaknesses were identified and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee our business processes and controls.

We have implemented measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses. The remediation measures we have taken include:

•
Hired qualified personnel with appropriate expertise to perform specific functions and ensure adequate segregation of key duties and responsibilities;
•
Designed and implemented improved policies, processes, and internal controls, including senior management review and audit committee oversight, to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
Implemented and formalized policies, processes, and internal controls to identify and assess complex accounting transactions and other technical accounting and financial reporting matters;
•
Implemented new financial systems to improve segregation of duties and controls and reliability of system generated data; and
•
Engaged third-party professionals to perform testing over the design and operating effectiveness of controls, who have concluded that our controls have been designed effectively.

We believe we have made substantial progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that have been taken are subject to continued review and testing by management as well as oversight by the audit committee of our board of directors. We will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Remediation of a Previously Disclosed Material Weakness

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2021, and our subsequent Quarterly Reports on Form 10-Q filed prior to this Annual Report on Form 10-K, we identified an additional material weakness in our internal control related to ineffective IT general controls (ITGCs).

In addition to the remediation efforts described above, the Company undertook the following measures to address the material weakness:

•
Implemented ITGCs over new and existing systems;
•
Implemented oversight and training on internal control over financial reporting, including training of control owners regarding ITGCs risks, controls and maintaining adequate evidence; and
•
Enhanced monitoring of ITGC design and operational effectiveness.

Management has concluded that this material weakness has been remediated. The applicable controls have been in place for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.

Changes in Internal Control over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2022 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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
(b)
Exhibits.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Unit Transfer Agreement, dated February 4, 2019, by and between the Registrant and the Members of NeoKera, LLC.	S-1	333-257980	2.1	July 16, 2021

2.2	Asset Contribution Agreement, dated February 4, 2019, by and between the Registrant and Carnot, LLC.	S-1	333-257980	2.2	July 16, 2021

2.3	Agreement and Plan of Merger and Reorganization, dated October 15, 2020, by and among the Registrant, Athena Merger Sub Inc., Athenen Therapeutics, Inc., AI ETI LLC, as Eliem Representative and Adam Rosenberg, as Athenen Representative.	S-1	333-257980	2.3	July 16, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40708	3.1	August 12, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-257980	3.4	August 2, 2021

4.1	Form of common stock certificate of the Registrant.	S-1	333-257980	4.1	August 2, 2021

4.3	Description of Securities	10-K	001-40708	4.3	March 7, 2022

10.1	Amended and Restated Investor Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-257980	10.1	July 16, 2021

10.2+	2021 Equity Incentive Plan.	S-1	333-257980	10.4	August 2, 2021

10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1	333-257980	10.5	August 2, 2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1	333-257980	10.6	August 2, 2021

10.5+	2021 Employee Stock Purchase Plan.	S-1	333-257980	10.7	August 2, 2021

10.6	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-257980	10.8	August 2, 2021

10.7+	Executive Employment Agreement by and between the Registrant and Robert Azelby, effective October 1, 2020, as amended.	S-1	333-257980	10.9	August 2, 2021

10.8+	Executive Employment Agreement by and between the Registrant and Erin M. Lavelle, effective October 1, 2020, as amended.	S-1	333-257980	10.10	August 2, 2021

10.9+	Executive Employment Agreement by and between Eliem Therapeutics (UK) Ltd. and Valerie Morisset, Ph.D., effective January 1, 2021.	S-1	333-257980	10.11	July 16, 2021

10.10+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Robert Azelby	8-K	001-40708	10.1	February 13, 2023

10.11+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Erin Lavelle	8-K	001-40708	10.2	February 13, 2023

10.12+*	Retention Agreement, dated February 14, 2023, by and between Eliem Therapeutics, Inc. and Valerie Morisset

21.1	List of subsidiaries.	S-1	333-257980	21.1	August 2, 2021

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory Plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eliem Therapeutics, Inc.

Date: March 6, 2023	By:	/s/ Andrew Levin
Andrew Levin, M.D., Ph.D.
Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Levin	Executive Chairman of the Board of Directors	March 6, 2023
Andrew Levin, M.D., Ph.D.	(Principal Executive Officer)

/s/ Erin M. Lavelle	Executive Vice President, Chief Operating Officer and Chief Financial Officer	March 6, 2023
Erin M. Lavelle	(Principal Financial and Accounting Officer)

/s/ Judith Dunn	Director	March 6, 2023
Judith Dunn, Ph.D.

/s/ Liam Ratcliffe	Director	March 6, 2023
Liam Ratcliffe, M.D., Ph.D.

/s/ Adam Rosenberg	Director	March 6, 2023
Adam Rosenberg

/s/ Simon Tate	Director	March 6, 2023
Simon Tate