Form 10-Q
period 2023-03-31
Eliem Therapeutics, Inc.
filed 2023-05-11
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40708

ELIEM THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2273741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23515 NE Novelty Hill Road Suite B221 #125 Redmond, WA	98053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-877-ELIEMTX (354-3689)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ELYM	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2023, the registrant had 26,993,401 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$34,437	$43,585
Short-term marketable securities	74,935	79,981
Prepaid expenses and other current assets	10,802	10,827
Total current assets	$120,174	$134,393
Operating lease right-of-use assets	662	471
Other long-term assets	1,249	128
Total assets	$122,085	$134,992
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	864	750
Accrued expenses	3,587	5,047
Operating lease liabilities	464	300
Total current liabilities	$4,915	$6,097
Operating lease liabilities, net of current portion	223	180
Other long-term liabilities	87	—
Total liabilities	$5,225	$6,277
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 26,973,875 and 26,567,681 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	260,102	249,930
Accumulated other comprehensive loss	(95)	(358)
Accumulated deficit	(143,150)	(120,860)
Total stockholders’ equity	$116,860	$128,715
Total liabilities and stockholders’ equity	$122,085	$134,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$5,720	$8,260
General and administrative	17,718	4,872
Total operating expenses	23,438	13,132
Loss from operations	(23,438)	(13,132)
Other income (expense):
Foreign currency gain (loss)	248	(157)
Interest income, net	900	85
Total other income (expense)	1,148	(72)
Net loss	$(22,290)	$(13,204)
Net loss per share, basic and diluted	$(0.84)	$(0.50)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	26,492,438	26,238,950

Comprehensive loss:
Net loss	$(22,290)	$(13,204)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	263	(398)
Comprehensive loss	$(22,027)	$(13,602)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715
Vesting of restricted stock awards	19,608	—	—	—	—	—
Exercise of stock options	406,194	—	1	—	—	1
Stock-based compensation	—	—	10,171	—	—	10,171
Other comprehensive income	—	—	—	263	—	263
Net loss	—	—	—	—	(22,290)	(22,290)
Balance as of March 31, 2023	26,815,988	$3	$260,102	$(95)	$(143,150)	$116,860

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2021	26,235,317	$3	$242,939	$(123)	$(75,616)	$167,203
Vesting of restricted stock awards	9,451	—	—	—	—	—
Stock-based compensation	—	—	1,541	—	—	1,541
Other comprehensive loss	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	(13,204)	(13,204)
Balance as of March 31, 2022	26,244,768	$3	$244,480	$(521)	$(88,820)	$155,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,290)	$(13,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,171	1,541
Non-cash operating lease expense	122	108
Accretion of discounts and amortization of premiums on investments, net	(491)	193
Foreign currency loss (gain) from remeasurement	(231)	177
Changes in operating assets and liabilities:
Prepaid expenses and other assets	25	2,430
Long-term assets	(1,119)	(2,348)
Accounts payable	114	(556)
Accrued liabilities	(1,459)	969
Operating lease liabilities	(107)	(89)
Long-term liabilities	88	—
Net cash used in operating activities	$(15,177)	$(10,779)
Cash flows from investing activities:
Purchase of marketable securities	(17,452)	(25,581)
Proceeds from maturities of marketable securities	23,249	21,546
Net cash provided by (used in) investing activities	$5,797	$(4,035)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1	—
Net cash provided by financing activities	$1	$—
Effect of exchange rate changes on cash and cash equivalents	231	(177)
Net change in cash and cash equivalents	$(9,148)	$(14,991)
Cash and cash equivalents at beginning of period	43,585	46,922
Cash and cash equivalents at end of period	$34,437	$31,931
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$121	$109
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$313	$915

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

On February 7, 2023, the Company’s board of directors approved a restructuring plan (the Restructuring Plan) to conserve financial resources and better align the Company’s workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on the Company’s preclinical Kv7.2/3 program. As part of the Restructuring Plan, the Company's workforce was reduced by approximately 55%, with substantially all of the reduction in personnel expected to be completed in the first half of 2023.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2023, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the condensed results of its operations as of the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The condensed results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2023.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $143.2 million as of March 31, 2023 and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents, and marketable securities of $109.4 million as of March 31, 2023 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to the accrual of research and development expenses, recoverable research and development tax credits, and the valuation of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and two financial institutions in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. The Company has diversified investments in money market funds, U.S. Treasury and government agency debt securities, commercial paper, and corporate bonds with high-quality accredited financial institutions, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through March 31, 2023, and the date of this filing, the Company has not experienced any losses on such deposits.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (the CODM). The Company’s CODM is its executive chairman who reviews financial information together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. Management has determined that the Company operates as a single operating and reportable segment. The Company’s CODM evaluates financial information on a consolidated basis. As the Company operates as one operating segment, all required segment financial information is found in the interim condensed consolidated financial statements.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$25,581	$—	$—	$25,581
Marketable securities:
U.S. Treasury securities	33,034	—	—	33,034
Commercial paper	—	22,623	—	22,623
Corporate bonds	—	13,721	—	13,721
U.S. government agency debt securities	—	5,557	—	5,557
Total marketable securities	33,034	41,901	—	74,935
Total assets	$58,615	$41,901	$—	$100,516

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$27,472	$—	$—	$27,472
Marketable securities:
U.S. Treasury securities	30,451	—	—	30,451
Commercial paper	—	29,543	—	29,543
Corporate bonds	—	16,626	—	16,626
U.S. government agency debt securities	—	3,361	—	3,361
Total marketable securities	30,451	49,530	—	79,981
Total assets	$57,923	$49,530	$—	$107,453

Summary of Significant Accounting Policies

There have been no material revisions in the Company's significant accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The effective date of this update for non-public companies is for fiscal years beginning after December 15, 2022 and interim periods therein. The Company adopted ASU 2016-13 on January 1, 2023, which did not have a material impact on its condensed consolidated financial statements.

Recently Accounting Pronouncements Not Yet Adopted

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the three months ended March 31, 2023. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

2. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$33,081	$—	$(47)	$33,034
Commercial paper	22,623	—	—	22,623
Corporate bonds	13,785	—	(64)	13,721
U.S. government agency debt securities	5,541	16	—	5,557
Total short-term marketable securities	$75,030	$16	$(111)	$74,935

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$30,628	$—	$(177)	$30,451
Commercial paper	29,543	—	—	29,543
Corporate bonds	16,815	—	(189)	16,626
U.S. government agency debt securities	3,353	8	—	3,361
Total short-term marketable securities	$80,339	$8	$(366)	$79,981

All the U.S. Treasury securities, commercial paper, corporate bonds, and U.S. government agency debt securities designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date.

Prior to 2023, the Company followed the guidance in ASC 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. The Company adopted Topic 326 on January 1, 2023, and now considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2023 and that there were no impairments as of December 31, 2022 considered as other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to marketable securities was $0.2 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
U.S. Treasury securities	$18,761	$26,506
Corporate bonds	1,995	1,977
Total available-for-sale securities	$20,756	$28,483

Investments in a continual unrealized loss position for greater than 12 months consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
Corporate bonds	$11,726	$14,649
U.S. Treasury securities	3,986	3,945
Total available-for-sale securities	$15,712	$18,594

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Recoverable research and development tax credits	$6,587	$6,492
Prepaid research and development expenses	2,667	2,549
Prepaid expenses	927	1,330
Other current assets	621	456
Total prepaid expenses and other current assets	$10,802	$10,827

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Recoverable research and development tax credits	$1,071	$—
Other long-term assets	178	128
Total other long-term assets	$1,249	$128

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Restructuring liability	$1,200	$—
Accrued research and development expenses	1,052	1,902
Accrued payroll	888	2,900
Other accrued expenses	447	245
Total accrued expenses	$3,587	$5,047

4. Commitments and Contingencies

Facility Leases

The Company leases office space in the U.S. and U.K. under non-cancelable operating leases.

In May 2021, the Company entered into an agreement for office space in Cambridge, U.K. The term of this lease is for a period of 24 months, which commenced on July 1, 2021. In March 2023, the Company entered into an agreement to extend this lease until June 30, 2024. This extension was accounted for as a lease modification under ASC 842 - Leases and the right-of-use asset and lease liability were remeasured at the modification date. The re-measurement of the lease resulted in an increase in both the operating right-of-use asset and the operating lease liability of approximately $0.3 million.

In November 2021, the Company entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the inception of the lease and as of March 31, 2023, the Company was not reasonably certain that it will exercise its option to extend the lease, therefore, the period covered by this option is not included within the lease term.

As of March 31, 2023, the remaining weighted-average lease term was 1.5 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

For each of the three months ended March 31, 2023 and 2022, the Company incurred $0.1 million in rent expense.

As of March 31, 2023, the annual future minimum lease payments due under the Company’s non-cancelable operating leases are as follows:

Amount
(In thousands)
2023 (remaining 9 months)	$371
2024	338
2025	15
Total undiscounted lease payments	$724
Present value adjustment	(37)
Total operating lease liabilities	$687

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

5. Stock-Based Compensation

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the Company's initial public offering (IPO). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st. As of March 31, 2023, the total number of shares authorized for issuance under the 2021 Plan was 5,215,558.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of March 31, 2023, there were 787,231 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of March 31, 2023, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either: (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

No stock option awards were granted during the three months ended March 31, 2023.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2022	5,988,271	$4.70	8.83	$5,699
Options cancelled and forfeited	(115,139)	7.79
Options exercised	(406,194)	0.002		1,222
Balance as of March 31, 2023	5,466,938	$4.99	3.91	$2,438
Vested and expected to vest, March 31, 2023(1)	5,421,938	$4.96	3.87	$2,438
Options exercisable as of March 31, 2023	4,051,844	$4.80	2.15	$1,990

(1) Excludes 45,000 stock options awards outstanding for the period ended March 31, 2023, subject to only performance conditions that have been assessed and deemed not probable.

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

The Black-Scholes option pricing model for employee and nonemployee stock options incorporates the following assumptions:

•
Fair Value of Common Stock — The fair value of each share of common stock is based on the closing price of the Company's common stock on the date of grant as reported on the Nasdaq Global Market.
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

Restricted Stock

The Company has: (i) restricted stock awards with service conditions that vest 25% on the first anniversary of the grant date and the remainder vesting monthly over the following three years and (ii) restricted stock units that vest quarterly over a two and a half year period. The restricted stock awards are subject to repurchase by the Company at the original purchase price in the event that the award recipient’s employment or relationship is terminated prior to the shares vesting.

The activity for restricted stock awards and units is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	177,495	$8.32
Granted	113,333	3.64
Vested	(19,608)	8.13
Forfeited	—	—
Unvested at March 31, 2023	271,220	$6.38

Modifications & Accelerations

Certain equity awards are subject to provisions in which the vesting of these awards is automatically accelerated upon the occurrence of events such as an involuntary termination in connection with a reduction in force. Further, in connection with the Restructuring Plan, the Company modified the terms of certain equity awards for impacted employees including partial or full acceleration of vesting of stock options and restricted stock awards upon separation and extension of exercise periods for stock options post-separation.

As a result of: (i) the contractual acceleration and (ii) the discretionary modification of equity awards in connection with the Restructuring Plan, the Company recorded incremental stock-based compensation expense of $9.0 million for three months ended March 31, 2023, of which $0.5 million and $8.5 million is included in research and development expense and general and administrative expense, respectively.

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and restricted stock units included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$1,032	$547
General and administrative expense	9,139	994
Total stock-based compensation expense	$10,171	$1,541

As of March 31, 2023, there was $4.4 million of total unrecognized compensation cost related to unvested stock options and $1.5 million of unrecognized compensation cost related to unvested restricted stock awards and units, which is expected to be recognized over a weighted average period of 2.56 years and 2.17 years, respectively.

6. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(22,290)	$(13,204)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	26,492,438	26,238,950
Net loss per share, basic and diluted	$(0.84)	$(0.50)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Common stock options	5,466,938	4,277,547
Unvested restricted stock awards and units	271,220	322,913
Total potentially dilutive shares	5,738,158	4,600,460

7. Restructuring Plan

During the three months ended March 31, 2023, the Company incurred $15.8 million of termination costs associated with the Restructuring Plan. These costs primarily related to severance payments, healthcare benefits and stock-based compensation.

A summary of the restructuring costs recorded in the statement of operations and comprehensive loss for the three months ended March 31, 2023 is as follows (in thousands):

	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$5,437	$8,520	$13,957
Research and development expense	1,342	488	1,830
Total restructuring costs	$6,779	$9,008	$15,787

Employees affected by the reduction in workforce under Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and have no requirement to provide future service beyond a minimum retention period, the Company recognized the liability for the full termination benefits at fair value in the current period. For employees who are required to provide services beyond a minimum retention period to receive their termination benefits, the Company recognizes the termination benefits ratably over their future service periods. The service periods began in February 2023 and are expected to end at various dates through the third quarter of 2023.

The activity in the restructuring liability was as follows for the three months ended March 31, 2023 (in thousands):

Restructuring Liability 2023
Restructuring liability as of December 31, 2022	$—
Restructuring costs incurred during the period	6,779
Restructuring costs paid during the period	(5,492)
Restructuring liability as of March 31, 2023	$1,287

The restructuring liability balance as of March 31, 2023 includes approximately $0.1 million of estimated payments related to the continuation of healthcare coverage for periods greater than twelve months, which is included in other long-term liabilities on the balance sheet.

The Company expects to incur aggregate costs of approximately $16.6 million in connection with the Restructuring Plan. The remaining accrued restructuring liability is subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan. The actions associated with the Restructuring Plan are expected to be substantially complete by the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results and Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 6, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Eliem Therapeutics, Inc. and its wholly owned subsidiary.

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

Our lead program is ETX-123, a Kv7.2/3 potassium channel opener. Kv7.2/3 has been clinically validated as a therapeutic target for both epilepsy and pain, with further encouraging clinical data in depression. The first generation Kv7 channel opener, ezogabine (Potiga), was approved for refractory focal onset seizures in 2011 in both the United States and in Europe (where it was known as retigabine, or Trobalt). Flupirtine (Katadolon) was another first generation Kv7.2/3 opener that provided clinical validation and was used in Europe as a treatment for acute pain. These molecules showed clinical efficacy but subsequently had to be withdrawn from the market due to safety issues. Our ETX-123 lead candidate is a new chemical entity (NCE) designed to harness the efficacy of the Kv7.2/3 channel mechanism while attempting to improve the safety and tolerability relative to earlier molecules, based on our insights into the mechanisms of toxicity and the potency and selectivity profile. We have initiated investigational new drug (IND)-enabling studies for ETX-123 and plan to initiate Phase 1 studies in the first half of 2024. In addition, we are pursuing further preclinical exploration of several compounds from the same chemical series.

In February 2023, we paused further investment in the development of our clinical-stage program, ETX-155. Based on our preclinical and clinical work to date, ETX-155 has the potential to be pursued for the treatment of major depressive disorder (MDD), epilepsy and anxiety disorders. We have received clearance of our IND application filed with the psychiatry division of the FDA to support a potential Phase 2 clinical trial in MDD that may be conducted in the future by Eliem or a strategic partner.

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $22.3 million and $13.2 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $143.2 million and $120.9 million as of March 31, 2023 and December 31, 2022, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents, and marketable securities of $109.4 million and $123.6 million as of March 31, 2023 and December 31, 2022, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Restructuring Plan

On February 7, 2023, our board of directors approved a restructuring plan (the Restructuring Plan) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. As part of the Restructuring Plan, our workforce was reduced by approximately 55%, with substantially all of the reduction in personnel expected to be completed in the first half of 2023.

During the three months ended March 31, 2023, we recorded restructuring costs of $15.8 million, which are primarily related to severance payments, healthcare benefits and stock-based compensation. We expect to incur aggregate costs of approximately $16.6 million in connection with the Restructuring Plan. The remaining costs of $0.8 million are expected to be recognized by the third quarter of 2023.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including our lead product candidate ETX-123, our recently paused product candidate ETX-155 and our discontinued product candidate ETX-810, which was being developed for the treatment of diabetic peripheral neuropathic pain and lumbosacral radicular pain.

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
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Direct costs	$2,595	$8,615
Indirect costs	4,177	1,845
Research and development tax credits	(1,052)	(2,200)
Total research and development expenses	$5,720	$8,260

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

Research and development costs by stage of development are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Clinical	$2,588	$7,861
Preclinical	2,354	2,599
Restructuring costs	1,830	—
Research and development tax credits	(1,052)	(2,200)
Total research and development expenses	$5,720	$8,260

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

Other Income (Expense)

Foreign Currency Gain (Loss)

Our foreign currency gain (loss) consists of gains and losses resulting from (i) remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits and (ii) foreign currency transactions between the British Pound and the U.S. Dollar.

Interest Income, net

Our interest income consists of interest earned on our cash, cash equivalents and marketable securities and adjustments related to amortization of purchase premiums and accretion of discounts of marketable securities.

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$5,720	$8,260	$(2,540)	(30.8)%
General and administrative	17,718	4,872	12,846	263.7%
Total operating expenses	23,438	13,132	10,306	78.5%
Loss from operations	(23,438)	(13,132)	(10,306)	78.5%
Other income (expense):
Foreign currency gain (loss)	248	(157)	405	(258.0)%
Interest income, net	900	85	815	958.8%
Total other income (expense)	1,148	(72)	1,220	*
Net loss	$(22,290)	$(13,204)	$(9,086)	68.8%

* - Not meaningful

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Operating Expenses

Research and Development

Research and development expenses decreased by 30.8% from $8.3 million for the three months ended March 31, 2022 to $5.7 million for the three months ended March 31, 2023. The decrease was driven by a $6.0 million decrease in clinical and preclinical expenses, primarily due to the discontinuation of ETX-810 in August 2022. This decrease was partially offset by (i) a $2.3 million increase in personnel-related expenses, primarily related to restructuring costs of $1.8 million and (ii) a $1.1 million decrease in the refundable research and development tax credits from the U.K. generated due to the overall reduction in qualifying research and development expenses.

General and Administrative

General and administrative expenses increased 263.7% from $4.9 million for the three months ended March 31, 2022 to $17.7 million for the three months ended March 31, 2023. This increase was driven by restructuring costs of $14.0 million, partially offset by (i) a decrease of $0.8 million in personnel-related expenses from reduced headcount and (ii) a $0.4 million decrease in other general and administrative expenses that included human resources costs, consulting fees, and insurance costs.

Other Income (Expense)

The following table sets forth our other income (expense) (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Foreign currency gain (loss)	248	(157)	405	(258.0)%
Interest income, net	900	85	815	958.8%
Total other income (expense)	$1,148	$(72)	1,220	*

* - Not meaningful

Foreign Currency Gain (Loss)

Foreign currency gain increased from a $0.2 million loss for the three months ended March 31, 2022 to a $0.2 million gain for the three months ended March 31, 2023. The increase was driven by favorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Interest Income net

Interest income, net increased from $0.1 million for the three months ended March 31, 2022 to $0.9 million for the three months ended March 31, 2023, which was driven by an increase in investment income. The increase was due to greater rates of return on our investments as a result of higher interest rates in the current period.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to March 31, 2023, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents, and short-and long-term marketable securities of $109.4 million and $123.6 million and an accumulated deficit of $143.2 million and $120.9 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We do not expect to achieve such revenue and expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents, and marketable securities of $109.4 million as of March 31, 2023 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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
•
meeting the requirements and demands of being a public company; and
•
defending against any product liability claims or other lawsuits related to our products.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(15,177)	$(10,779)
Net cash provided by (used in) investing activities	5,797	(4,035)
Net cash provided by financing activities	1	—

Operating activities

For the three months ended March 31, 2023, net cash used in operating activities was $15.2 million. This consisted primarily of net loss of $22.3 million and changes in our operating assets and liabilities that resulted in a net decrease in cash of $2.5 million, primarily related to personnel and research and development activities. The decrease in cash was partially offset by total non-cash adjustments of $9.6 million that included stock-based compensation expense of $10.2 million and non-cash lease expense of $0.1 million, as well as accretion of discounts on investments of $0.5 million, and foreign currency gain on remeasurement of $0.2 million.

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

Investing activities

For the three months ended March 31, 2023, net cash provided by investing activities was $5.8 million. This consisted of $23.2 million of proceeds received from maturities of marketable securities, partially offset by purchases of $17.4 million of marketable securities.

For the three months ended March 31, 2022, net cash used in investing activities was $4.0 million. This consisted of purchases of $25.6 million of marketable securities, primarily offset by proceeds of $21.6 million received from maturities of marketable securities.

Contractual Commitments and Obligations

In the normal course of business, we enter into contracts with contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), and other third parties for preclinical studies and clinical trials, research and development supplies, and other testing and manufacturing services. These contracts do not contain material minimum purchase commitments and generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. However, it is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement.

As part of the Restructuring Plan, we estimate we will incur additional cash payments up to approximately $1.9 million for termination benefits, which is largely expected to be paid by the third quarter of 2023.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes to the condensed consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions and conditions.

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 1 in our condensed consolidated financial statements included herein and see Note 2 to our annual consolidated financial statements included in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our executive chairman (who is our principal executive and financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our executive chairman has concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, management believes the condensed consolidated financial statements as included in Part I of this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

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

These material weaknesses did not result in a misstatement to the condensed consolidated financial statements. However, these material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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
•
Implemented new financial systems to improve segregation of duties and controls and reliability of system generated data; and

•
Engaged third-party professionals to perform testing over the design and operating effectiveness of controls.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those risks discussed in further detail below. These risks include, among others, the following:

•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. We had an accumulated deficit of $143.2 million as of March 31, 2023.
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

We are a biotechnology company with a limited operating history. Our efforts are focused primarily on developing our lead product candidate ETX-123, our novel Kv7 compound. Since inception, we have incurred significant operating losses. Our net losses were $22.3 million, $13.2 million and $45.2 million for the three months ended March 31, 2023 and March 31, 2022 and the year ended December 31, 2022, respectively. We had an accumulated deficit of $143.2 million as of March 31, 2023. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. We expect to continue to incur substantial expenses and operating losses over the next several years as we continue to develop our current and future product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

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

We had cash, cash equivalents, and marketable securities of $109.4 million at March 31, 2023 and $123.6 million at December 31, 2022, respectively.

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
•
any product liability lawsuits related to our products; and
•
the ongoing costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by disruptions to, or continuing volatility in, the credit and financial markets in the United States and worldwide, including increased volatility in the trading prices for shares of public companies in the biopharmaceutical sector, actual and perceived changes in interest rates and inflation, macroeconomic uncertainties, or otherwise. We also rely, to a lesser extent, on U.K. research and development tax credits and incentives for funding, and our ability to continue to benefit from such credits and incentives will depend on our ability to continue meet the applicable requirements for them. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

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
•
negotiating and maintaining an adequate price for our product candidates, both in the U.S. and in foreign countries where our products are commercialized;
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

We have experienced, and may in the future experience, setbacks that could delay or prevent regulatory approval of our product candidates or our ability to commercialize any products, including:

•
negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program or an indication, such as the discontinuation of the ETX-810 program after its failure to achieve the primary endpoint in either of our Phase 2a trials in subjects with diabetic peripheral neuropathic pain (DPNP) and lumbosacral radicular pain (LSRP), respectively.
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
•
conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our future clinical trials; delays in contracting with clinical sites or enrolling subjects in clinical trials;
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
•
due to the impact of events beyond our control, for example the COVID-19 pandemic, we may experience some delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
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
•
delays related to the impact or the spread of COVID-19 or other pandemics, including the impact on the FDA’s, or any similar foreign regulatory agency’s, ability to continue its normal operations;
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

Further, clinical trials that we may undertake in the future will likely contain endpoints that require subjective assessments and subject us to a substantial risk of “placebo effect” which is a well-known risk in clinical trials evaluating therapeutics for pain as well as depression. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show statistically significant effect of the product candidate as compared to the control arm and may ultimately cause a clinical trial to fail. For example, in both of our Phase 2a clinical trials in DPNP and LSRP respectively, ETX-810 did not achieve statistically significant separation from placebo on the trial’s primary endpoint.

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
•
changes in regulations, for example the response to the COVID-19 pandemic, or similar pandemics, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the U.S.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will stay in effect until 2032 unless Congress takes additional action.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for drugs, and 11 years for biologics; and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Drugs and biologics are selected for negotiation two years prior to the negotiated price taking effect. Therefore, if selected for price negotiations, small-molecule drug manufacturers and biologic manufacturers are afforded at least 9 years and 13 years, respectively, before they must sell their product at the negotiated price under Medicare Part B and Part D, as applicable. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs for pharmaceutical and biological products.

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

•
the U.S. federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS, an agency within the HHS under the Open Payments Program, information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information) and the California Consumer Privacy Act of 2018 (CCPA). The CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA amended the CCPA and expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we are or were to become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the equivalent law in the U.K. (UK GDPR) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR. Further, individuals may initiate litigation related to our processing of their personal data.

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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, educating adequate numbers of physicians on the benefits of prescribing our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the European Union (EU) or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

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

Risks Related to our Business Operations and Employee Matters

Actions that we have taken to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

In February 2023, we commenced certain restructuring actions (the Restructuring Plan) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

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

In addition, in connection with the Restructuring Plan, Bob Azelby, our former president and chief executive officer, and a member of our board of directors has departed the Company and the board. Andrew Levin has been appointed as executive chairman overseeing the day-to-day operations of the Company, effective upon Mr. Azelby’s departure. In addition, Erin Lavelle, our former executive vice president, chief operating officer and chief financial officer, and Jim Bucher, our former executive vice president and general counsel, have also departed the Company. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which can negatively affect strategy, execution and our ability to compete. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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
•
delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the COVID-19 pandemic;
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

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, (Internal Revenue Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Internal Revenue Code. We have not completed a Section 382 analysis, and therefore, there can be no assurances that the NOLs carryforward are not already limited.

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

Based upon our common stock outstanding as of March 31, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.4% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Prior to the completion of the IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of December 31, 2022. The material weaknesses, and our remediation plan, are disclosed in Item 4 of this Quarterly Report on Form 10-Q.

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

Our remote workforce poses increased risks to our information technology systems and data, as more of our personnel work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. If such an event were to occur, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also harm our business. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.

We may expend significant resources or modify our business activities (including future clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient of protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On August 9, 2021 our Registration Statement on Form S-1, as amended (File No. 333-257980), was declared effective in connection with our IPO. The aggregate net proceeds from our IPO, after underwriting discounts and commissions of $6.4 million and other estimated offering expenses of $2.5 million, were $83.1 million. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 11, 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40708	3.1	8/12/2021
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-257980	3.4	8/2/2021
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of common stock certificate of the Registrant	S-1	333-257980	4.1	8/2/2021
4.3	Amended and Restated Investors Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto	S-1	333-257980	10.1	7/16/2021
10.1+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Robert Azelby	8-K	001-40708	10.1	2/13/2023
10.2+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Erin Lavelle	8-K	001-40708	10.2	2/13/2023
10.3+	Retention Agreement, dated February 14, 2023, by and between Eliem Therapeutics, Inc. and Valerie Morisset	10-K	001-40708	10.12	3/6/2023
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eliem Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Andrew Levin
Andrew Levin, M.D., Ph.D.
Executive Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)