Form 10-Q
period 2023-06-30
Eliem Therapeutics, Inc.
filed 2023-08-10
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 8, 2023, the registrant had 27,089,240 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$25,294	$43,585
Short-term marketable securities	77,339	79,981
Prepaid expenses and other current assets	11,611	10,827
Total current assets	$114,244	$134,393
Operating lease right-of-use assets	372	471
Other long-term assets	1,658	128
Total assets	$116,274	$134,992
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	878	750
Accrued expenses	2,255	5,047
Operating lease liabilities	485	300
Total current liabilities	$3,618	$6,097
Operating lease liabilities, net of current portion	100	180
Other long-term liabilities	55	—
Total liabilities	$3,773	$6,277
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 26,994,988 and 26,567,681 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	260,903	249,930
Accumulated other comprehensive loss	(35)	(358)
Accumulated deficit	(148,370)	(120,860)
Total stockholders’ equity	$112,501	$128,715
Total liabilities and stockholders’ equity	$116,274	$134,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,688	$8,769	$9,408	$17,029
General and administrative	3,026	4,932	20,744	9,804
Total operating expenses	6,714	13,701	30,152	26,833
Loss from operations	(6,714)	(13,701)	(30,152)	(26,833)
Other income (expense):
Foreign currency gain (loss)	384	(1,042)	632	(1,199)
Interest income, net	1,110	147	2,010	232
Total other income (expense)	1,494	(895)	2,642	(967)
Net loss	$(5,220)	$(14,596)	$(27,510)	$(27,800)
Net loss per share, basic and diluted	$(0.19)	$(0.56)	$(1.03)	$(1.06)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	26,840,555	26,296,560	26,667,458	26,267,914

Comprehensive loss:
Net loss	$(5,220)	$(14,596)	$(27,510)	$(27,800)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	60	(83)	323	(481)
Comprehensive loss	$(5,160)	$(14,679)	$(27,187)	$(28,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715
Vesting of restricted stock awards	19,608	—	—	—	—	—
Exercise of stock options	406,194	—	1	—	—	1
Stock-based compensation	—	—	10,171	—	—	10,171
Other comprehensive income	—	—	—	263	—	263
Net loss	—	—	—	—	(22,290)	(22,290)
Balance as of March 31, 2023	26,815,988	$3	$260,102	$(95)	$(143,150)	$116,860
Vesting of restricted stock awards and units	44,038	—	—	—	—	—
Exercise of stock options	23,526	—	24	—	—	24
Stock-based compensation	—	—	777	—	—	777
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(5,220)	(5,220)
Balance as of June 30, 2023	26,883,552	$3	$260,903	$(35)	$(148,370)	$112,501

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2021	26,235,317	$3	$242,939	$(123)	$(75,616)	$167,203
Vesting of restricted stock awards	9,451	—	—	—	—	—
Stock-based compensation	—	—	1,541	—	—	1,541
Other comprehensive loss	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	(13,204)	(13,204)
Balance as of June 30, 2022	26,244,768	$3	$244,480	$(521)	$(88,820)	$155,142
Vesting of restricted stock awards	82,633	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	1,772	—	—	1,772
Other comprehensive loss	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	$(14,596)	$(14,596)
Balance as of June 30, 2022	26,327,401	$3	$246,252	$(604)	$(103,416)	$142,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,510)	$(27,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,948	3,313
Right-of-use asset impairment	180	—
Non-cash operating lease expense	232	217
Accretion of discounts and amortization of premiums on investments, net	(1,232)	293
Foreign currency (gain) loss from remeasurement	(630)	1,228
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(784)	1,646
Long-term assets	(1,528)	(4,561)
Accounts payable	128	(322)
Accrued liabilities	(2,792)	1,472
Operating lease liabilities	(209)	(231)
Long-term liabilities	55	—
Net cash used in operating activities	$(23,142)	$(24,745)
Cash flows from investing activities:
Purchase of marketable securities	(55,985)	(34,507)
Proceeds from maturities of marketable securities	60,181	46,160
Net cash provided by investing activities	$4,196	$11,653
Cash flows from financing activities:
Proceeds from the exercise of stock options	25	—
Net cash provided by financing activities	$25	$—
Effect of exchange rate changes on cash and cash equivalents	630	(1,228)
Net change in cash and cash equivalents	$(18,291)	$(14,320)
Cash and cash equivalents at beginning of period	43,585	46,922
Cash and cash equivalents at end of period	$25,294	$32,602
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$244	$227
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$313	$915

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

On February 7, 2023, the Company’s board of directors approved a restructuring plan (the Restructuring Plan) to conserve financial resources and better align the Company’s workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on the Company’s preclinical Kv7 program. As part of the Restructuring Plan, the Company's workforce was reduced by approximately 55%, with substantially all of the reduction in personnel completed in the first half of 2023.

On July 20, 2023, the Company announced that it made the determination to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of that effort, the Company has paused further development of its Kv7 program, while continuing ongoing preclinical studies and exploring options for both Kv7 and ETX-155.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of June 30, 2023, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the condensed results of its operations as of the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2023.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $148.4 million as of June 30, 2023 and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents, and marketable securities of $102.6 million as of June 30, 2023 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements and the Company anticipates that it will need to raise substantial financing in the future to fund its operations.

The Company may finance future cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, the Company may continue to rely on capital markets, and to a lesser extent, United Kingdom (U.K.) research and development tax credits and incentives for funding. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and two financial institutions in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. The Company has diversified investments in money market funds, U.S. Treasury and government agency debt securities, commercial paper, and corporate bonds with high-quality accredited financial institutions, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through June 30, 2023, and the date of this filing, the Company has not experienced any losses on such deposits.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of the Company’s products under development, compliance with government regulations and the need to obtain additional financing to fund operations. Any product candidates the Company may develop in the future will require significant additional research and development efforts, including extensive preclinical studies, clinical trials, and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

There can be no assurance that any future research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if any future product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$22,406	$—	$—	$22,406
Marketable securities:
U.S. Treasury securities	54,681	—	—	54,681
Commercial paper	—	6,648	—	6,648
Corporate bonds	—	5,497	—	5,497
U.S. government agency debt securities	—	10,513	—	10,513
Total marketable securities	54,681	22,658	—	77,339
Total assets	$77,087	$22,658	$—	$99,745

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$27,472	$—	$—	$27,472
Marketable securities:
U.S. Treasury securities	30,451	—	—	30,451
Commercial paper	—	29,543	—	29,543
Corporate bonds	—	16,626	—	16,626
U.S. government agency debt securities	—	3,361	—	3,361
Total marketable securities	30,451	49,530	—	79,981
Total assets	$57,923	$49,530	$—	$107,453

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

Recent Accounting Pronouncements Not Yet Adopted

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the six months ended June 30, 2023. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

2. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$54,710	$—	$(29)	$54,681
Commercial paper	6,648	—	—	6,648
Corporate bonds	5,499	—	(2)	5,497
U.S. government agency debt securities	10,517	—	(4)	10,513
Total short-term marketable securities	$77,374	$—	$(35)	$77,339

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$30,628	$—	$(177)	$30,451
Commercial paper	29,543	—	—	29,543
Corporate bonds	16,815	—	(189)	16,626
U.S. government agency debt securities	3,353	8	—	3,361
Total short-term marketable securities	$80,339	$8	$(366)	$79,981

All the U.S. Treasury securities, commercial paper, corporate bonds, and U.S. government agency debt securities designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date.

Prior to 2023, the Company followed the guidance in ASC 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. The Company adopted Topic 326 on January 1, 2023, and now considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2023 and that there were no impairments as of December 31, 2022 considered as other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. Accrued interest receivable related to marketable securities was $0.1 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
U.S. Treasury securities	$43,845	$26,506
Corporate bonds	1,998	1,977
U.S. government agency debt securities	5,380	—
Total available-for-sale securities	$51,223	$28,483

Investments in a continual unrealized loss position for greater than 12 months consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
Corporate bonds	$3,499	$14,649
U.S. Treasury securities	—	3,945
Total available-for-sale securities	$3,499	$18,594

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Recoverable research and development tax credits	$6,865	$6,492
Prepaid research and development expenses and deposits	2,994	2,549
Prepaid expenses	1,123	1,330
Other current assets	629	456
Total prepaid expenses and other current assets	$11,611	$10,827

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Recoverable research and development tax credits	$1,643	$—
Other long-term assets	15	128
Total other long-term assets	$1,658	$128

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll	$778	$2,900
Restructuring liability	712	—
Accrued research and development expenses	651	1,902
Other accrued expenses	114	245
Total accrued expenses	$2,255	$5,047

4. Commitments and Contingencies

Facility Leases

The Company leases office space in the U.S. and U.K. under non-cancelable operating leases.

In May 2021, the Company entered into an agreement for office space in Cambridge, U.K. The term of this lease is for a period of 24 months, which commenced on July 1, 2021. In March 2023, the Company entered into an agreement to extend this lease until June 30, 2024. This extension was accounted for as a lease modification under ASC 842 - Leases and the right-of-use (ROU) asset and lease liability were remeasured at the modification date. The remeasurement of the lease resulted in an increase in both the operating right-of-use asset and the operating lease liability of approximately $0.3 million.

In November 2021, the Company entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the inception of the lease and as of June 30, 2023, the Company was not reasonably certain that it will exercise its option to extend the lease, therefore, the period covered by this option is not included within the lease term.

In July 2023, the Company entered into a non-cancellable sublease agreement for the Bellevue office space, under the terms of which the Company is entitled to receive $0.2 million in lease payments over the term of the sublease, which commenced in July 2023 and ends concurrently with the original lease in January 2025.

In advance of the sublease, the Company ceased use of and vacated the Bellevue office space in June 2023. The Company considered these circumstances to be an indicator of impairment and recorded an ROU asset impairment loss during the three and six months ended June 30, 2023 of $0.2 million, which was the amount by which the carrying value of the lease ROU asset exceeded the fair value. The fair value is based on the discounted cash flows of anticipated net rental income for the office space subleased. The ROU asset impairment loss is included in “General and administrative” expense on the condensed consolidated statements of operations.

As of June 30, 2023, the remaining weighted-average lease term was 1.3 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

For each of the three months ended June 30, 2023 and 2022, the Company incurred $0.1 million in rent expense. For each of the six months ended June 30, 2023 and 2022, the Company incurred $0.2 million in rent expense.

As of June 30, 2023, the annual future minimum lease payments due under the Company’s non-cancelable operating leases are as follows (in thousands):

Amount
2023 (remaining 6 months)	$254
2024	342
2025	15
Total undiscounted lease payments	$611
Present value adjustment	(26)
Total operating lease liabilities	$585

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the Company's initial public offering (IPO). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st. As of June 30, 2023, the total number of shares authorized for issuance under the 2021 Plan was 5,215,558.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of June 30, 2023, there were 787,231 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of June 30, 2023, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either: (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2022	5,988,271	$4.70	8.83	$5,699
Options granted	50,000	3.00
Options cancelled and forfeited	(253,933)	8.09
Options exercised	(429,720)	0.06		1,272
Balance as of June 30, 2023	5,354,618	$4.90	3.20	$2,232
Vested and expected to vest, June 30, 2023	5,354,618	$4.90	3.20	$2,232
Options exercisable as of June 30, 2023	4,367,037	$4.82	1.93	$1,925

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $2.25 per share and $5.32 per share, respectively.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	5.50	5.50 - 6.50
Expected volatility	92.90%	77.33% - 80.37%
Risk-free interest rate	3.69%	1.69% - 3.03%
Expected dividend yield	0.00%	0.00%

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

The activity for restricted stock awards and units is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	177,495	$8.32
Granted	113,333	3.64
Vested	(63,646)	7.32
Forfeited	(13,746)	8.17
Unvested at June 30, 2023	213,436	$6.15

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

As a result of: (i) the contractual acceleration and (ii) the discretionary modification of equity awards in connection with the Restructuring Plan, the Company recorded incremental stock-based compensation expense of $9.2 million for six months ended June, 2023, of which $0.5 million and $8.7 million is included in research and development expense and general and administrative expense, respectively.

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and restricted stock units included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$427	$628	$1,459	$1,175
General and administrative expense	350	1,144	9,489	2,138
Total stock-based compensation expense	$777	$1,772	$10,948	$3,313

As of June 30, 2023, there was $3.9 million of total unrecognized compensation cost related to unvested stock options and $1.3 million of unrecognized compensation cost related to unvested restricted stock awards and units, which is expected to be recognized over a weighted average period of 2.38 years and 1.92 years, respectively.

6. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,220)	$(14,596)	$(27,510)	$(27,800)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	26,840,555	26,296,560	26,667,458	26,267,914
Net loss per share, basic and diluted	$(0.19)	$(0.56)	$(1.03)	$(1.06)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Common stock options	5,354,618	4,574,917
Unvested restricted stock awards and units	213,436	240,280
Total potentially dilutive shares	5,568,054	4,815,197

7. Restructuring Plan

During the three months ended June 30, 2023, the Company incurred $0.7 million of termination costs associated with the Restructuring Plan, primarily related to severance payments, healthcare benefits and stock-based compensation. These costs also included non-cash expenses of $0.2 million related to a loss on impairment of the Company's ROU assets associated with ceasing use of its Bellevue office space, which is discussed further in Note 4.

A summary of the restructuring costs recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 is as follows (in thousands):

	Three Months Ended June 30, 2023
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$180	$399	154	$733
Research and development expense	—	—	—	—
Total restructuring costs	$180	$399	$154	$733

	Six Months Ended June 30, 2023
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$180	$5,836	$8,674	$14,690
Research and development expense	—	1,342	488	1,830
Total restructuring costs	$180	$7,178	$9,162	$16,520

Employees affected by the reduction in workforce under the Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and had no requirement to provide future service beyond a minimum retention period, the Company recognized the liability for the full termination benefits at fair value in the first quarter of 2023. For employees who are required to provide services beyond a minimum retention period to receive their termination benefits, the Company recognizes the termination benefits ratably over their future service periods. The service periods began in February 2023 and primarily end at various dates through the third quarter of 2023.

The activity in the restructuring liability is as follows (in thousands):

Restructuring Liability 2023
Restructuring liability as of December 31, 2022	$—
Severance costs incurred during the three months ended March 31, 2023	6,779
Severance costs paid during the three months ended March 31, 2023	(5,492)
Restructuring liability as of March 31, 2023	1,287
Severance costs incurred during the three months ended June 30, 2023	399
Severance costs paid during the three months ended June 30, 2023	(919)
Restructuring liability as of June 30, 2023	$767

The restructuring liability balance as of June 30, 2023 includes approximately $0.1 million of estimated payments related to the continuation of healthcare coverage for periods greater than twelve months, which is included in other long-term liabilities on the balance sheet.

The Company expects to incur aggregate costs of approximately $16.9 million in connection with the Restructuring Plan. The remaining accrued restructuring liability is subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan. The actions associated with the Restructuring Plan are expected to be substantially complete by the third quarter of 2023.

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

Prior to July 2023, our lead program was ETX-123, a Kv7.2/3 potassium channel opener. Kv7.2/3 has been clinically validated as a therapeutic target for both epilepsy and pain, with further encouraging clinical data in depression. The first generation Kv7 channel opener, ezogabine (Potiga), was approved for refractory focal onset seizures in 2011 in both the United States and in Europe (where it was known as retigabine, or Trobalt). Flupirtine (Katadolon) was another first generation Kv7.2/3 opener that provided clinical validation and was used in Europe as a treatment for acute pain. These molecules showed clinical efficacy but subsequently had to be withdrawn from the market due to safety issues. ETX-123 is a new chemical entity (NCE) designed to harness the efficacy of the Kv7.2/3 channel mechanism while attempting to improve the safety and tolerability relative to earlier molecules, based on our insights into the mechanisms of toxicity and the potency and selectivity profile.

In July 2023, we made the determination to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of that effort, we have paused further development of our Kv7 program, while continuing ongoing preclinical studies and exploring options for both Kv7 and ETX-155. Despite devoting significant effort to identifying and evaluating potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

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

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $5.2 million and $14.6 million for the three months ended June 30, 2023 and 2022, respectively, and $27.5 million and $27.8 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $148.4 million and $120.9 million as of June 30, 2023 and December 31, 2022, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents, and marketable securities of $102.6 million and $123.6 million as of June 30, 2023 and December 31, 2022, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through at least 12 months following the filing date of this Form 10-Q.

We anticipate that our expenses and operating losses will decrease over the foreseeable future as a result of the decision to pause the development of our Kv7 program and explore strategic alternatives, as well as lower personnel costs related to the substantial completion of the restructuring announced in February 2023.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. To the extent we continue to pursue clinical development of any future product candidate, our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

If a strategic transaction is not consummated and/or if product development is resumed, we will require substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we may finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. To a lesser extent, we also may continue to rely on U.K. research and development tax credits and incentives for funding. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, resulting from increased volatility in the trading prices for shares in the biopharmaceutical industry, the ongoing pandemic, or otherwise. In addition, our ability to continue to benefit from research and development tax credits and incentives will depend on our ability to continue meet the applicable requirements for them. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Restructuring Plan

On February 7, 2023, our board of directors approved a restructuring plan (the Restructuring Plan) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. As part of the Restructuring Plan, our workforce was reduced by approximately 55%, with substantially all of the reduction in personnel completed in the first half of 2023.

During the three and six months ended June 30, 2023, we recorded restructuring costs of $0.7 million and $16.5 million, respectively. These costs are primarily related to severance payments, healthcare benefits and stock-based compensation. We expect to incur aggregate costs of approximately $16.9 million in connection with the Restructuring Plan. The remaining costs of $0.4 million are expected to be substantially recognized by the third quarter of 2023.

Recent Developments

Process to Evaluate Strategic Alternatives

On July 20, 2023, we announced that we made the determination to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of that effort, we have paused further development of our Kv7 program, while continuing ongoing preclinical studies and exploring options for both Kv7 and ETX-155. We have engaged Leerink Partners to act as an advisor in the process to explore strategic alternatives.

As part of this process, we will explore potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, or other transaction. There can be no assurance that this exploration will result in the pursuit of a transaction or that any transaction, if pursued, will be completed on attractive terms, if at all. We have not set a timetable for completion of this evaluation process and do not intend to disclose further developments unless and until it is determined that further disclosure is appropriate or necessary.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including our recently paused product candidates ETX-123 and ETX-155, as well as our discontinued product candidate ETX-810, which was being developed for the treatment of diabetic peripheral neuropathic pain and lumbosacral radicular pain.

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
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct costs	$2,216	$8,909	$4,811	$17,524
Indirect costs	2,002	2,191	6,179	4,036
Research and development tax credits	(530)	(2,331)	(1,582)	(4,531)
Total research and development expenses	$3,688	$8,769	$9,408	$17,029

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

Research and development costs by stage of development are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinical	$1,962	$8,237	$4,550	$16,098
Preclinical	2,256	2,863	4,610	5,462
Restructuring costs	—	—	1,830	—
Research and development tax credits	(530)	(2,331)	(1,582)	(4,531)
Total research and development expenses	$3,688	$8,769	$9,408	$17,029

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$3,688	$8,769	$(5,081)	(57.9)%
General and administrative	3,026	4,932	(1,906)	(38.6)%
Total operating expenses	6,714	13,701	(6,987)	(51.0)%
Loss from operations	(6,714)	(13,701)	6,987	(51.0)%
Other income (expense):
Foreign currency gain (loss)	384	(1,042)	1,426	(136.9)%
Interest income, net	1,110	147	963	655.1%
Total other income (expense)	1,494	(895)	2,389	(266.9)%
Net loss	$(5,220)	$(14,596)	$9,376	(64.2)%

Operating Expenses

Research and Development

Research and development expenses decreased by 57.9% from $8.8 million for the three months ended June 30, 2022 to $3.7 million for the three months ended June 30, 2023. The decrease was driven by (i) a $6.7 million decrease in clinical and preclinical expenses, primarily due to the pause of ETX-155 in February 2023 and the discontinuation of ETX-810 in August 2022, and (ii) a $0.2 million decrease in personnel-related expenses, largely due to reduced headcount. This decrease was partially offset by a $1.8 million decrease in the refundable research and development tax credits from the U.K. generated due to (i) the overall decrease in qualifying research and development expenses and (ii) a reduction in tax credit rates that took effect in the current period as a result of changes to the research and development tax credit program by the U.K. government.

General and Administrative

General and administrative expenses decreased by 38.6% from $4.9 million for the three months ended June 30, 2022 to $3.0 million for the three months ended June 30, 2023. This decrease was driven by (i) a $1.8 million decrease in personnel-related expenses from reduced headcount and (ii) a $0.8 million overall decrease in other general and administrative expenses, largely due to a reduction in consulting fees, legal expenses, and human resource costs. This decrease was partially offset by a $0.7 million increase related to restructuring costs.

Other Income (Expense)

Foreign Currency Gain (Loss)

Foreign currency gain increased from a $1.0 million loss for the three months ended June 30, 2022 to a $0.4 million gain for the three months ended June 30, 2023. The increase was driven by favorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Interest Income net

Interest income, net increased from $0.1 million for the three months ended June 30, 2022 to $1.1 million for the three months ended June 30, 2023, which was driven by an increase in investment income. The increase was due to greater rates of return on our investments as a result of higher interest rates in the current period.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

The following table sets forth our results of operations (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$9,408	$17,029	$(7,621)	(44.8)%
General and administrative	20,744	9,804	10,940	111.6%
Total operating expenses	30,152	26,833	3,319	12.4%
Loss from operations	(30,152)	(26,833)	(3,319)	12.4%
Other income (expense):
Foreign currency gain (loss)	632	(1,199)	1,831	(152.7)%
Interest income, net	2,010	232	1,778	766.4%
Total other income (expense)	2,642	(967)	3,609	(373.2)%
Net loss	$(27,510)	$(27,800)	$290	(1.0)%

Operating Expenses

Research and Development

Research and development expenses decreased by 44.8% from $17.0 million for the six months ended June 30, 2022 to $9.4 million for the six months ended June 30, 2023. The decrease was driven by (i) a $12.7 million decrease in clinical and preclinical expenses, primarily due to the pause of ETX-155 in February 2023 and the discontinuation of ETX-810 in August 2022. This decrease was partially offset by (i) a $2.1 million increase in personnel-related expenses, primarily related to restructuring costs of $1.8 million and (ii) a $2.9 million decrease in the refundable research and development tax credits from the U.K. generated due to (i) the overall reduction in qualifying research and development expenses and (ii) a reduction in tax credit rates that took effect in the current period as a result of changes to the research and development tax credit program by the U.K. government.

General and Administrative

General and administrative expenses increased by 111.6% from $9.8 million for the six months ended June 30, 2022 to $20.7 million for the six months ended June 30, 2023. This increase was driven by restructuring costs of $14.5 million, partially offset by (i) a decrease of $2.6 million in personnel-related expenses from reduced headcount and (ii) a $1.0 million overall decrease in other general and administrative expense, largely due to a reduction in consulting fees, legal expenses, and human resource costs.

Other Income (Expense)

Foreign Currency Gain (Loss)

Foreign currency gain increased from a $1.2 million loss for the six months ended June 30, 2022 to a $0.6 million gain for the six months ended June 30, 2023. The increase was driven by favorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Interest Income net

Interest income, net increased from $0.2 million for the six months ended June 30, 2022 to $2.0 million for the six months ended June 30, 2023, which was driven by an increase in investment income. The increase was due to greater rates of return on our investments as a result of higher interest rates in the current period.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to June 30, 2023, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents, and marketable securities of $102.6 million and $123.6 million and an accumulated deficit of $148.4 million and $120.9 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception and we expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents, and marketable securities of $102.6 million as of June 30, 2023 will be sufficient to meet our projected operating requirements for at least the next twelve months. Continued cash generation is highly dependent on our ability to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(23,142)	$(24,745)
Net cash provided by investing activities	4,196	11,653
Net cash provided by financing activities	25	—

Operating activities

For the six months ended June 30, 2023, net cash used in operating activities was $23.1 million. This consisted primarily of net loss of $27.5 million and changes in our operating assets and liabilities that resulted in a net decrease in cash of $5.1 million, primarily related to personnel and research and development activities. The decrease in cash was partially offset by total non-cash adjustments of $9.5 million that consisted of stock-based compensation expense of $10.9 million, ROU asset impairment expense of $0.2 million, and non-cash lease expense of $0.2 million, partially offset by accretion of discounts on investments of $1.2 million, and foreign currency gain on remeasurement of $0.6 million.

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

Investing activities

For the six months ended June 30, 2023, net cash provided by investing activities was $4.2 million. This consisted of $60.2 million in proceeds received from maturities of marketable securities, primarily offset by purchases of $56.0 million of marketable securities.

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

As part of the Restructuring Plan, we estimate we will incur additional cash payments up to approximately $1.1 million for termination benefits, which is largely expected to be paid by the third quarter of 2023.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2023.

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

Based on our evaluation, our executive chairman has concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those risks discussed in further detail below. These risks include, among others, the following:

•
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful. If we are able to complete any such transaction, it may not result in additional value to stockholders and may present additional challenges. We may also elect to pursue a dissolution and liquidation of the Company instead of a strategic transaction, which may impact the timing and amount of payments to our stockholders.
•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. We had an accumulated deficit of $148.4 million as of June 30, 2023.
•
If we are unable to access capital when needed, it could force us to delay, reduce or terminate our product development programs, commercialization efforts, or other operations.
•
We currently have no source of product revenue, and we may never become profitable.
•
Our future success is dependent primarily on regulatory approval and commercialization of our future product candidates.
•
Even if our future product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
•
Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of any future clinical trials may not satisfy the requirements of the Food and Drug Administration (FDA) or comparable foreign regulatory authorities.
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

Risks Related to Strategic Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.

In July 2023, we made the strategic decision to pause further development of our Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of this process, we expect to explore potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, or other transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented, or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders. In addition, we may not be able to adequately limit or avoid future liabilities, including future costs relating to the lease on our headquarters, which may impair the value of any potential transaction or present additional challenges to completing a strategic transaction.

There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our current cash, cash equivalents and marketable securities. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including ETX-123 and ETX-155. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to assess strategic options, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt the orderly operation of our company. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition, disposition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or incurrence of non-recurring, impairment or other charges;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;

•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed and, whether or not such strategic transaction is completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in or be concurrent with investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

We are a biotechnology company with a limited operating history. Our efforts have focused primarily on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous system. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. All of our product candidates are in early stages of research and development and we have paused further development of our programs while we focus on evaluating strategic alternatives. As a result, we are not profitable and we have incurred significant operating losses since inception. Our net losses were $27.5 million, $27.8 million and $45.2 million for the six months ended June 30, 2023 and June 30, 2022 and the year ended December 31, 2022, respectively. We had an accumulated deficit of $148.4 million as of June 30, 2023.

While we have taken measures to reduce our expenses in the near term, we continue to incur significant expenses related to our ongoing operations, including expenses relating to the wind down of ETX-123 and ETX-155 and expenses related to our ongoing corporate restructuring, and are not currently moving any of our existing product candidates toward commercialization. We therefore expect to continue to have operating losses for the foreseeable future. If we are able to complete a strategic transaction that will allow us to continue development of our programs, we may resume our work to identify, acquire, and conduct research and development of future product candidates, and potentially begin to commercialize any future products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we are unable to bring any of our product candidates or future product candidates through full clinical trials for any reason, or if such product candidates or future product candidates do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

If we are unable to access capital when needed, it could force us to delay, reduce or terminate our product development programs, commercialization efforts, or other operations.

We had cash, cash equivalents, and marketable securities of $102.6 million at June 30, 2023 and $123.6 million at December 31, 2022.

We have spent a significant amount of money on our operations to date, including research and development, preclinical and clinical studies. We announced in July 2023 that we have paused further development of our programs that we can focus on reviewing strategic alternatives, which may include a sale, merger, divestiture of assets, licensing or other strategic alternative, with the intention of improving stockholder value. We will continue to incur costs related to our recently paused ETX-123 and ETX-155 programs. Based on our current operating plan, we believe that our available cash, cash equivalents, marketable securities will be sufficient to fund our planned operations through at least 12 months following the filing date of this Form 10-Q.

While we expect to have adequate capital to fund our operations through this process, our future capital requirements and the period during which we expect to complete this strategic process may vary significantly from what we expect, and we may have to seek an alternate resolution to the process. In addition, even if we are successful in completing a strategic transaction, we may still need to raise additional funds for any research and development or clinical programs we may choose to pursue in the future. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, and because we have paused further development of our programs while we pursue strategic alternatives, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
our ability to complete a strategic transaction in a timely manner and on acceptable terms;
•
the timing, cost and progress of research and preclinical, and clinical development activities;
•
the number and scope of development, preclinical and clinical programs we decide to pursue;
•
the terms of any collaborations and/or research and development agreements we may enter into, which may impact the cost, timing and development plans of one or more of our product candidate programs;
•
the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•
the costs of manufacturing our product candidates by third parties;

•
the cost of regulatory requirements, regulatory submissions and timing of regulatory approvals;
•
the potential delays in our preclinical studies, our development programs and our ongoing and planned clinical trial activities due to the effects of global events, including macroeconomic conditions and continued supply chain disruptions;
•
the impact of inflationary pressures on salaries and wages, and costs of goods and transportation expenses, among other things;
•
the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support development of any future product candidates.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to pursue less advantageous strategic opportunities, limit future research and development, or dissolve the Company and liquidate our assets. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event would we recognize such revenues before any future product candidates are clinically tested, approved for commercialization, and successfully marketed.

We may seek the additional funding we will need to continue operating in the future through collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are able to raise additional funds through future debt financings, the terms of such financings are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish some or all of our rights to certain product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be harmed.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, we have paused or discontinued the development of all of our remaining product candidates, which are still in drug discovery stages, and we may not ever obtain regulatory approval for any future product candidates.

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

We currently have no source of product revenue and may never become profitable.

We have paused further development of our programs and to date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize any products that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from any of our future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

•
complete development activities, including the necessary clinical trials;
•
complete and submit new drug applications, or NDAs, to the U.S. Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;
•
complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•
set a commercially viable price for our products;
•
establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;
•
develop a commercial organization capable of sales, marketing and distribution for any products for which we obtain marketing approval and intend to sell ourselves in the markets in which we choose to commercialize on our own;
•
find suitable distribution partners to help us market, sell and distribute our approved products in other markets;
•
obtain coverage and adequate reimbursement from third-party payors, including government and private payors;
•
achieve market acceptance for our products, if any;
•
establish, maintain and protect our intellectual property rights; and
•
attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Risks Related to our Business and the Development of our Product Candidates

Our future success is dependent primarily on the regulatory approval and commercialization of our future product candidates.

We do not have any products that have gained regulatory approval. As a result, our prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize any future product candidates. We cannot commercialize our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for an NDA typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including at least two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, gender or subpopulation of target indication, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidate that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for any of our future product candidates, their commercial success will depend on a number of factors, including the following:

•
development of a commercial organization or establishment of a commercial collaboration with a commercial infrastructure;
•
establishment of commercially viable pricing and adequate reimbursement from third-party and government payors;
•
the ability of our third-party manufacturers to manufacture quantities of our products in commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•
our success in educating physicians and patients about the benefits, administration and use of our products;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•
the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;
•
acceptance of our products as safe and effective by patients and the medical community; and
•
a continued acceptable safety profile of our products following approval.

Many of these factors are beyond our control. If we, or our potential commercialization collaborators, are unable to successfully commercialize our product candidates, we may not be able to earn sufficient revenues to continue our business.

Even if our future product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a future product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any future product candidate, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy (REMS) or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP), requirements and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may:

•
issue warning letters or untitled letters;
•
impose restrictions on the marketing or manufacturing of the product candidates;
•
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•
require us or any future collaborator to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific remediation actions and penalties for noncompliance;
•
seek an injunction or impose civil or criminal penalties or monetary fines;
•
suspend or withdraw regulatory approval;
•
suspend any ongoing clinical trials;
•
refuse to approve pending applications or supplements to applications filed by us;
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize any future product candidates and generate revenue.

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the DOJ, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA and other enforcement authorities. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

In the United States, engaging in impermissible promotion of our future products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to numerous actions, including civil, criminal and/or administrative penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows the federal government, or any individual relator or whistleblower on behalf of the federal government to bring a lawsuit against a pharmaceutical company alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual relator may share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our products once they have received regulatory approval, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could have a material adverse effect our business, results of operations, financial condition and cash flows and future prospects.

Existing government regulations may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

To obtain the requisite regulatory approvals to commercialize any future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans to the satisfaction of FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, in the United States, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of ETX-810 to achieve statistically significant separation from placebo on the primary endpoint in either of our Phase 2a clinical trials in DPNP and LSRP, respectively. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, preclinical models evaluating product candidates for pain are notoriously unreliable and, as such, the therapies face substantial translational risk. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of ETX-123 or any of our other product candidates. The commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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

Public health crises such as pandemics or similar outbreaks could materially and adversely affect preclinical studies and clinical trials, business, financial condition and results of operations.

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

Our future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our future product candidates could cause us or regulatory authorities to interrupt, delay or pause clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. If undesirable side effects do occur in our future clinical trials they could cause delay or even discontinuance of further development of future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

As a result of undesirable side effects or further safety issues that we may experience in our clinical trials in the future, we may not receive approval to market any future product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

Additionally, if any of our future product candidates receives marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•
we may be forced to suspend marketing of such product;
•
regulatory authorities may withdraw their approvals of such product;
•
regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;
•
the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•
the FDA may require the establishment or modification of a REMS or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;
•
we may be required to change the way the product is administered or conduct additional clinical trials;
•
we could be sued and held liable for harm caused to subjects or patients;
•
we may be subject to litigation or product liability claims; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

If we encounter difficulties enrolling and/or retaining patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

If we are able to move any of our product candidates to the clinical trial stage, we may not be able to initiate or continue our planned clinical trials on a timely basis or at all for our product candidates if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. There may be limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

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

Due to the significant resources required for the development of our future product candidates, and depending on our ability to access capital, we must prioritize development of certain product candidates. Moreover, we may fail to expend our limited resources on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities; for example, in 2022, we discontinued further development of ETX-810, which did not achieve statistically significant separation from placebo on the primary endpoint in either of two Phase 2a clinical trials, and in 2023, we paused further development of ETX-155 and ETX-123 due to capital market conditions and investor sentiment around the opportunity. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biotechnology industry, in particular for disorders of the peripheral and central nervous systems, our business may be harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for drugs, and 11 years for biologics; and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Drugs and biologics are selected for negotiation two years prior to the negotiated price taking effect. Therefore, if selected for price negotiations, small-molecule drug manufacturers and biologic manufacturers are afforded at least 9 years and 13 years, respectively, before they must sell their product at the negotiated price under Medicare Part B and Part D, as applicable. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs for pharmaceutical and biological products.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the equivalent law in the U.K. (UK GDPR) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR. Further, individuals may initiate litigation related to our processing of their personal data. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

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

We rely on third parties in winding down our development of our former clinical product candidates, and we expect to rely on third-party CROs to conduct, supervise, and monitor our future preclinical and studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or future clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our future preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities and harm our business.

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

Because we will rely on third parties to develop and manufacture our future product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite these contractual agreements with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may harm our business.

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

Risks Related to our Business Operations and Employee Matters

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In February 2023, we commenced certain restructuring actions (the Restructuring Plan) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. In July 2023, we made the determination to pause further development of our Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value.

The workforce reduction that will accompany our strategic realignment will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our future product candidates successfully would be negatively affected.

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

Our quarterly and annual operating results may fluctuate significantly, due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•
the timing and cost of, and level of investment in, research, development and, if approved, commercialization activities relating to our future product candidates, which may change from time to time;
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
•
announcements by us or our competitors of strategic transactions, significant acquisitions, strategic partnerships or divestitures;
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

Based upon our common stock outstanding as of June 30, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.4% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Unless and until we can generate a substantial amount of revenue from our product candidates, we may finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We may expend significant resources or modify our business activities (including future clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. These vulnerabilities therefore may pose material risks to our business. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

We are a "small or medium-sized enterprise" (SME) as defined under U.K. corporate tax regulations. We may continue to rely on U.K. research and development tax credits and incentives that are available to SMEs as a source of capital for our business. Changes in the SME eligibility criteria by the U.K. government or changes in our business could prevent us from being eligible for these tax credits in the future. Further, in November 2022, the U.K. government announced changes to the research and development tax credit program; these changes, which include a reduction in tax credit rates for SMEs, are effective on or after April 1, 2023. Changes such as these reduce the amount of capital we obtain from recoverable U.K. research and development tax credits, which could also harm our business.

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

Eliem Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Andrew Levin
Andrew Levin, M.D., Ph.D.
Executive Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)