Form 10-Q
period 2023-09-30
Eliem Therapeutics, Inc.
filed 2023-11-14
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40708

ELIEM THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2273741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PMB #117 2801 Centerville Road 1st Floor Wilmington, DE 19808-1609	98053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-877-ELIEMTX (354-3689)

23515 NE Novelty Hill Road

Suite B221 #125

Redmond, WA 98053

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 9, 2023, the registrant had 27,572,664 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$57,353	$43,585
Short-term marketable securities	50,080	79,981
Prepaid expenses and other current assets	5,001	10,827
Total current assets	$112,434	$134,393
Operating lease right-of-use assets	286	471
Other long-term assets	15	128
Total assets	$112,735	$134,992
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	736	750
Accrued expenses	1,764	5,047
Operating lease liabilities	401	300
Total current liabilities	$2,901	$6,097
Operating lease liabilities, net of current portion	58	180
Other long-term liabilities	34	—
Total liabilities	$2,993	$6,277
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 27,466,005 and 26,567,681 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	262,088	249,930
Accumulated other comprehensive loss	(11)	(358)
Accumulated deficit	(152,338)	(120,860)
Total stockholders’ equity	$109,742	$128,715
Total liabilities and stockholders’ equity	$112,735	$134,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,876	$4,258	$12,284	$21,287
General and administrative	2,125	4,490	22,869	14,294
Total operating expenses	5,001	8,748	35,153	35,581
Loss from operations	(5,001)	(8,748)	(35,153)	(35,581)
Other income (expense):
Foreign currency gain (loss)	(228)	(1,317)	404	(2,516)
Interest income, net	1,261	383	3,271	615
Total other income (expense)	1,033	(934)	3,675	(1,901)
Net loss	$(3,968)	$(9,682)	$(31,478)	$(37,482)
Net loss per share, basic and diluted	$(0.15)	$(0.37)	$(1.17)	$(1.43)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	27,071,053	26,336,029	26,803,468	26,290,868

Comprehensive loss:
Net loss	$(3,968)	$(9,682)	$(31,478)	$(37,482)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	24	23	347	(458)
Comprehensive loss	$(3,944)	$(9,659)	$(31,131)	$(37,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715
Vesting of restricted stock awards	19,608	—	—	—	—	—
Exercise of stock options	406,194	—	1	—	—	1
Stock-based compensation	—	—	10,171	—	—	10,171
Other comprehensive income	—	—	—	263	—	263
Net loss	—	—	—	—	(22,290)	(22,290)
Balance as of March 31, 2023	26,815,988	$3	$260,102	$(95)	$(143,150)	$116,860
Vesting of restricted stock awards and units	44,038	—	—	—	—	—
Exercise of stock options	23,526	—	24	—	—	24
Stock-based compensation	—	—	777	—	—	777
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(5,220)	(5,220)
Balance as of June 30, 2023	26,883,552	$3	$260,903	$(35)	$(148,370)	$112,501
Vesting of restricted stock awards and units	27,272	—	—	—	—	—
Exercise of stock options	459,684	—	529	—	—	529
Stock-based compensation	—	—	656	—	—	656
Other comprehensive income	—	—	—	24	—	24
Net loss	—	—	—	—	(3,968)	(3,968)
Balance as of September 30, 2023	27,370,508	$3	$262,088	$(11)	$(152,338)	$109,742

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2021	26,235,317	$3	$242,939	$(123)	$(75,616)	$167,203
Vesting of restricted stock awards	9,451	—	—	—	—	—
Stock-based compensation	—	—	1,541	—	—	1,541
Other comprehensive loss	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	(13,204)	(13,204)
Balance as of March 31, 2022	26,244,768	$3	$244,480	$(521)	$(88,820)	$155,142
Vesting of restricted stock awards	82,633	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	1,772	—	—	1,772
Other comprehensive loss	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	$(14,596)	$(14,596)
Balance as of June 30, 2022	26,327,401	$3	$246,252	$(604)	$(103,416)	$142,235
Vesting of restricted stock awards	20,970	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	1,783	—	—	1,783
Other comprehensive loss	—	—	—	23	—	23
Net loss	—	—	—	—	$(9,682)	$(9,682)
Balance as of September 30, 2022	26,348,371	$3	$248,035	$(581)	$(113,098)	$134,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,478)	$(37,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,604	5,096
Right-of-use asset impairment	180	—
Non-cash operating lease expense	318	329
Accretion of discounts and amortization of premiums on investments, net	(1,985)	223
Foreign currency (gain) loss from remeasurement	(634)	2,220
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,826	1,219
Long-term assets	114	(72)
Accounts payable	(14)	91
Accrued liabilities	(3,283)	(188)
Operating lease liabilities	(334)	(356)
Long-term liabilities	34	—
Net cash used in operating activities	$(19,652)	$(28,920)
Cash flows from investing activities:
Purchase of marketable securities	(58,448)	(81,249)
Proceeds from maturities of marketable securities	90,681	101,411
Net cash provided by investing activities	$32,233	$20,162
Cash flows from financing activities:
Proceeds from the exercise of stock options	553	—
Net cash provided by financing activities	$553	$—
Effect of exchange rate changes on cash and cash equivalents	634	(2,220)
Net change in cash and cash equivalents	$13,768	$(10,978)
Cash and cash equivalents at beginning of period	43,585	46,922
Cash and cash equivalents at end of period	$57,353	$35,944
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$376	$345
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$313	$915

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Organization and Summary of Significant Accounting Policies

Organization

Eliem Therapeutics, Inc. (the Company) is a biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. The Company was incorporated on October 18, 2018 as a Delaware corporation and is headquartered in Delaware.

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

The accompanying condensed consolidated balance sheet as of September 30, 2023, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the condensed results of its operations as of the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2023.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $152.3 million as of September 30, 2023 and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents, and marketable securities of $107.4 million as of September 30, 2023 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements and the Company anticipates that it will need to raise substantial financing in the future to fund its operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and two financial institutions in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. The Company has diversified investments in money market funds, U.S. Treasury and government agency debt securities, commercial paper, and corporate bonds with high-quality accredited financial institutions, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through September 30, 2023, and the date of this filing, the Company has not experienced any losses on such deposits.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$50,308	$—	$—	$50,308
Marketable securities:
U.S. Treasury securities	31,737	—	—	31,737
Commercial paper	—	3,222	—	3,222
Corporate bonds	—	2,000	—	2,000
U.S. government agency debt securities	—	13,121	—	13,121
Total marketable securities	31,737	18,343	—	50,080
Total assets	$82,045	$18,343	$—	$100,388

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Cash equivalents:
Money market funds	$27,472	$—	$—	$27,472
Marketable securities:
U.S. Treasury securities	30,451	—	—	30,451
Commercial paper	—	29,543	—	29,543
Corporate bonds	—	16,626	—	16,626
U.S. government agency debt securities	—	3,361	—	3,361
Total marketable securities	30,451	49,530	—	79,981
Total assets	$57,923	$49,530	$—	$107,453

Summary of Significant Accounting Policies

There have been no material revisions in the Company's significant accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Based on the Company's status as an emerging growth company (EGC), the Company follows the adoption calendar for non-public companies and as such, the effective date of this update is for fiscal years beginning after December 15, 2022 and interim periods therein. The Company adopted ASU 2016-13 on January 1, 2023, which did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The standard also simplifies the diluted net income per share calculation in certain areas. Based on the Company's status as an EGC, the Company follows the adoption calendar for non-public companies and as such, the effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020 and interim periods therein. The Company estimates that adoption will not have a material impact on its consolidated financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the nine months ended September 30, 2023. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

2. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$31,746	$—	$(9)	$31,737
Commercial paper	3,222	—	—	3,222
Corporate bonds	2,000	—	—	2,000
U.S. government agency debt securities	13,123	—	(2)	13,121
Total short-term marketable securities	$50,091	$—	$(11)	$50,080

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$30,628	$—	$(177)	$30,451
Commercial paper	29,543	—	—	29,543
Corporate bonds	16,815	—	(189)	16,626
U.S. government agency debt securities	3,353	8	—	3,361
Total short-term marketable securities	$80,339	$8	$(366)	$79,981

All the U.S. Treasury securities, commercial paper, corporate bonds, and U.S. government agency debt securities designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date.

Prior to 2023, the Company followed the guidance in ASC 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. The Company adopted Topic 326 on January 1, 2023, and now considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2023 and that there were no impairments as of December 31, 2022 considered as other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. Accrued interest receivable related to marketable securities was $0.3 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value
U.S. Treasury securities	$21,777	$26,506
Corporate bonds	—	1,977
U.S. government agency debt securities	7,924	—
Total available-for-sale securities	$29,701	$28,483

Investments in a continual unrealized loss position for greater than 12 months consist of the following (in thousands):

December 31, 2022
Fair Value
Corporate bonds	$14,649
U.S. Treasury securities	3,945
Total available-for-sale securities	$18,594

The Company did not have any investments in a continual unrealized loss position for greater than 12 months as of September 30, 2023.

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Recoverable research and development tax credits	$1,922	$6,492
Prepaid research and development expenses and deposits	1,285	2,549
Prepaid expenses	1,193	1,330
Other current assets	601	456
Total prepaid expenses and other current assets	$5,001	$10,827

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll	$1,147	$2,900
Restructuring liability	422	—
Accrued research and development expenses	21	1,902
Other accrued expenses	174	245
Total accrued expenses	$1,764	$5,047

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

In November 2021, the Company entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is for a period of 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the inception of the lease and as of September 30, 2023, the Company does not expect that it will exercise its option to extend the lease, therefore, the period covered by this option is not included within the lease term.

In July 2023, the Company entered into a non-cancellable sublease agreement for the Bellevue office space, under the terms of which the Company is entitled to receive $0.2 million in lease payments over the term of the sublease, which commenced in July 2023 and ends concurrently with the original lease in January 2025.

In advance of the sublease, the Company ceased use of and vacated the Bellevue office space in June 2023. The Company considered these circumstances to be an indicator of impairment and recorded an ROU asset impairment loss during the three ended June 30, 2023 of $0.2 million, which was the amount by which the carrying value of the lease ROU asset exceeded the fair value. The fair value is based on the discounted cash flows of anticipated net rental income for the office space subleased. The ROU asset impairment loss is included in “General and administrative” expense on the condensed consolidated statements of operations. No additional ROU impairment loss was recorded during the three months ended September 30, 2023.

As of September 30, 2023, the remaining weighted-average lease term was 1.0 year and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 7.5%.

For each of the three months ended September 30, 2023 and 2022, the Company incurred $0.1 million in rent expense. For the nine months ended September 30, 2023 and 2022, the Company incurred $0.2 million and $0.4 million in rent expense, respectively.

As of September 30, 2023, the annual future minimum lease payments due under the Company’s non-cancelable operating leases are as follows (in thousands):

	Operating Lease Payments	Sublease Income	Net Operating Lease Payments
2023 (remaining 3 months)	$124	$(33)	$91
2024	336	(132)	$204
2025	15	(11)	$4
Total undiscounted lease payments	$475	$(176)	$299
Present value adjustment	(16)
Total operating lease liabilities	$459

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the Company's initial public offering (IPO). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st. As of September 30, 2023, the total number of shares authorized for issuance under the 2021 Plan was 5,215,558.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of September 30, 2023, there were 787,231 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of September 30, 2023, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either: (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2022	5,988,271	$4.70	8.83	$5,699
Options granted	50,000	3.00
Options cancelled and forfeited	(258,415)	8.12
Options exercised	(889,404)	0.62		1,987
Balance as of September 30, 2023	4,890,452	$5.25	3.06	$1,316
Vested and expected to vest, September 30, 2023	4,890,452	$5.25	3.06	$1,316
Options exercisable as of September 30, 2023	4,013,104	$5.25	1.85	$1,078

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $2.25 per share and $5.31 per share, respectively.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	5.50	5.50 - 6.50
Expected volatility	92.90%	77.33% - 80.54%
Risk-free interest rate	3.69%	1.69% - 3.03%
Expected dividend yield	0.00%	0.00%

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

The activity for restricted stock awards and units is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	177,494	$8.32
Granted	113,333	3.64
Vested	(90,918)	7.01
Forfeited	(13,746)	8.17
Unvested at September 30, 2023	186,163	$6.13

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

As a result of: (i) the contractual acceleration and (ii) the discretionary modification of equity awards in connection with the Restructuring Plan, the Company recorded incremental stock-based compensation expense of $9.2 million for nine months ended September 30, 2023, of which $0.5 million and $8.7 million is included in research and development expense and general and administrative expense, respectively.

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and restricted stock units included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$429	$657	$1,889	$1,872
General and administrative expense	227	1,126	9,715	3,224
Total stock-based compensation expense	$656	$1,783	$11,604	$5,096

As of September 30, 2023, there was $3.4 million of total unrecognized compensation cost related to unvested stock options and $1.1 million of unrecognized compensation cost related to unvested restricted stock awards and units, which is expected to be recognized over a weighted average period of 2.18 years and 1.67 years, respectively.

6. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(3,968)	$(9,682)	$(31,478)	$(37,482)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	27,071,053	26,336,029	26,803,468	26,290,868
Net loss per share, basic and diluted	$(0.15)	$(0.37)	$(1.17)	$(1.43)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
Common stock options	4,890,452	4,533,421
Unvested restricted stock awards and units	186,163	219,310
Total potentially dilutive shares	5,076,615	4,752,731

7. Restructuring Plan

During the three months ended September 30, 2023, the Company incurred $0.2 million of termination costs associated with the Restructuring Plan, primarily related to severance payments and healthcare benefits.

A summary of the restructuring costs recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 is as follows (in thousands):

	Three Months Ended September 30, 2023
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$—	$189	33	$222
Total restructuring costs	$—	$189	$33	$222

	Nine Months Ended September 30, 2023
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$180	$6,025	$8,707	$14,912
Research and development expense	—	1,342	488	1,830
Total restructuring costs	$180	$7,367	$9,195	$16,742

Employees affected by the reduction in workforce under the Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and had no requirement to provide future service beyond a minimum retention period, the Company recognized the liability for the full termination benefits at fair value in the first quarter of 2023. For employees who are required to provide services beyond a minimum retention period to receive their termination benefits, the Company recognizes the termination benefits ratably over their future service periods. The service periods began in February 2023 and the majority ended at various dates during the third quarter of 2023. The remaining service periods will continue through March 2024.

The activity in the restructuring liability is as follows (in thousands):

Restructuring Liability 2023
Restructuring liability as of December 31, 2022	$—
Severance costs incurred during the three months ended March 31, 2023	6,779
Severance costs paid during the three months ended March 31, 2023	(5,492)
Restructuring liability as of March 31, 2023	1,287
Severance costs incurred during the three months ended June 30, 2023	399
Severance costs paid during the three months ended June 30, 2023	(919)
Restructuring liability as of June 30, 2023	767
Severance costs incurred during the three months ended September 30, 2023	189
Severance costs paid during the three months ended September 30, 2023	(511)
Restructuring liability as of September 30, 2023	$445

The restructuring liability balance as of September 30, 2023 includes approximately $23,000 of estimated payments related to the continuation of healthcare coverage for periods greater than twelve months, which is included in other long-term liabilities on the balance sheet.

The Company expects to incur aggregate costs of approximately $16.9 million in connection with the Restructuring Plan. The remaining accrued restructuring liability is subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

In October 2023, the Company further reduced its workforce by 10 employees. The Company expects to incur additional restructuring costs of $1.7 million in the fourth quarter of 2023 associated with this reduction.

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

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $4.0 million and $9.7 million for the three months ended September 30, 2023 and 2022, respectively, and $31.5 million and $37.5 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $152.3 million and $120.9 million as of September 30, 2023 and December 31, 2022, respectively.

Since our inception, we have funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock. We had cash, cash equivalents, and marketable securities of $107.4 million and $123.6 million as of September 30, 2023 and December 31, 2022, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through at least 12 months following the filing date of this Form 10-Q.

We anticipate that our expenses and operating losses will decrease over the foreseeable future as a result of the decision to pause the development of our Kv7 program and explore strategic alternatives, as well as lower personnel costs related to the substantial completion of the restructuring announced in February 2023 and recent additional workforce reductions completed in October 2023.

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

During the three and nine months ended September 30, 2023, we recorded restructuring costs of $0.2 million and $16.7 million, respectively. These costs are primarily related to severance payments, healthcare benefits and stock-based compensation. We expect to incur aggregate costs of approximately $16.9 million in connection with the Restructuring Plan. The remaining costs of $0.2 million are expected to be substantially recognized by the fourth quarter of 2023.

In October 2023, we further reduced our workforce by 10 employees. We expect to incur approximately $1.7 million in additional restructuring costs in the fourth quarter of 2023 associated with this reduction.

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
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct costs	$1,163	$3,158	$5,974	$20,682
Indirect costs	2,054	2,175	8,233	6,211
Research and development tax credits	(341)	(1,075)	(1,923)	(5,606)
Total research and development expenses	$2,876	$4,258	$12,284	$21,287

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

Research and development costs by stage of development are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clinical	$1,282	$2,490	$5,833	$18,588
Preclinical	1,935	2,843	6,544	8,305
Restructuring costs	—	—	1,830	—
Research and development tax credits	(341)	(1,075)	(1,923)	(5,606)
Total research and development expenses	$2,876	$4,258	$12,284	$21,287

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$2,876	$4,258	$(1,382)	(32.5)%
General and administrative	2,125	4,490	(2,365)	(52.7)%
Total operating expenses	5,001	8,748	(3,747)	(42.8)%
Loss from operations	(5,001)	(8,748)	3,747	(42.8)%
Other income (expense):
Foreign currency gain (loss)	(228)	(1,317)	1,089	(82.7)%
Interest income, net	1,261	383	878	229.2%
Total other income (expense)	1,033	(934)	1,967	(210.6)%
Net loss	$(3,968)	$(9,682)	$5,714	(59.0)%

Operating Expenses

Research and Development

Research and development expenses decreased by 32.5% from $4.3 million for the three months ended September 30, 2022 to $2.9 million for the three months ended September 30, 2023. The decrease was driven by (i) a $2.1 million decrease in clinical and preclinical expenses, primarily due to the pause of ETX-155 in February 2023 and the discontinuation of ETX-810 in August 2022, and (ii) a $0.1 million decrease in personnel-related expenses, largely due to reduced headcount. This decrease was partially offset by a $0.7 million decrease in the refundable research and development tax credits from the U.K. generated due to (i) the overall decrease in qualifying research and development expenses and (ii) a reduction in tax credit rates that took effect in the current period as a result of changes to the research and development tax credit program by the U.K. government.

General and Administrative

General and administrative expenses decreased by 52.7% from $4.5 million for the three months ended September 30, 2022 to $2.1 million for the three months ended September 30, 2023. This decrease was driven by (i) a $1.9 million decrease in personnel-related expenses from reduced headcount and (ii) a $0.7 million overall decrease in other general and administrative expenses, largely due to a reduction in consulting fees, legal expenses, and insurance costs. This decrease was partially offset by a $0.2 million increase related to restructuring costs.

Other Income (Expense)

Foreign Currency Gain (Loss)

Foreign currency gain increased from a $1.3 million loss for the three months ended September 30, 2022 to a $0.2 million loss for the three months ended September 30, 2023. The increase was driven by favorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Interest Income net

Interest income, net increased from $0.4 million for the three months ended September 30, 2022 to $1.3 million for the three months ended September 30, 2023, which was driven by an increase in investment income. The increase was due to greater rates of return on our investments as a result of higher interest rates in the current period.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

The following table sets forth our results of operations (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$12,284	$21,287	$(9,003)	(42.3)%
General and administrative	22,869	14,294	8,575	60.0%
Total operating expenses	35,153	35,581	(428)	(1.2)%
Loss from operations	(35,153)	(35,581)	428	(1.2)%
Other income (expense):
Foreign currency gain (loss)	404	(2,516)	2,920	(116.1)%
Interest income, net	3,271	615	2,656	431.9%
Total other income (expense)	3,675	(1,901)	5,576	(293.3)%
Net loss	$(31,478)	$(37,482)	$6,004	(16.0)%

Operating Expenses

Research and Development

Research and development expenses decreased by 42.3% from $21.3 million for the nine months ended September 30, 2022 to $12.3 million for the nine months ended September 30, 2023. The decrease was driven by (i) a $14.7 million decrease in clinical and preclinical expenses, primarily due to the pause of ETX-155 in February 2023 and the discontinuation of ETX-810 in August 2022. This decrease was partially offset by (i) a $2.0 million increase in personnel-related expenses, primarily related to restructuring costs of $1.8 million and (ii) a $3.7 million decrease in the refundable research and development tax credits from the U.K. generated due to (i) the overall reduction in qualifying research and development expenses and (ii) a reduction in tax credit rates due to changes to the research and development tax credit program by the U.K. government.

General and Administrative

General and administrative expenses increased by 60.0% from $14.3 million for the nine months ended September 30, 2022 to $22.9 million for the nine months ended September 30, 2023. This increase was driven by restructuring costs of $14.7 million, partially offset by (i) a decrease of $4.3 million in personnel-related expenses from reduced headcount and (ii) a $1.8 million overall decrease in other general and administrative expense, largely due to a reduction in consulting fees, legal expenses, insurance, and human resource costs.

Other Income (Expense)

Foreign Currency Gain (Loss)

Foreign currency gain increased from a $2.5 million loss for the nine months ended September 30, 2022 to a $0.4 million gain for the nine months ended September 30, 2023. The increase was driven by favorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits.

Interest Income net

Interest income, net increased from $0.6 million for the nine months ended September 30, 2022 to $3.3 million for the nine months ended September 30, 2023, which was driven by an increase in investment income. The increase was due to greater rates of return on our investments as a result of higher interest rates in the current period.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to September 30, 2023, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents, and marketable securities of $107.4 million and $123.6 million, respectively, and an accumulated deficit of $152.3 million and $120.9 million, respectively.

Funding Requirements

We have experienced recurring net losses since inception and we expect to continue to incur losses for the foreseeable future. We believe our cash, cash equivalents, and marketable securities of $107.4 million as of September 30, 2023 will be sufficient to meet our projected operating requirements for at least the next twelve months. Continued cash generation is highly dependent on our ability to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(19,652)	$(28,920)
Net cash provided by investing activities	32,233	20,162
Net cash provided by financing activities	553	—

Operating activities

For the nine months ended September 30, 2023, net cash used in operating activities was $19.7 million. This consisted primarily of net loss of $31.5 million and changes in our operating assets and liabilities that resulted in a net increase in cash of $2.3 million, primarily related to receipt of research and development tax credits from the U.K. The decrease in cash was partially offset by total non-cash adjustments of $9.5 million that consisted of stock-based compensation expense of $11.6 million, ROU asset impairment expense of $0.2 million, and non-cash lease expense of $0.3 million, partially offset by accretion of discounts on investments of $2.0 million, and foreign currency gain on remeasurement of $0.6 million.

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

Investing activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $32.2 million. This consisted of $90.7 million in proceeds received from maturities of marketable securities, primarily offset by purchases of $58.4 million of marketable securities.

For the nine months ended September 30, 2022, net cash provided by investing activities was $20.2 million. This consisted of $101.4 million of proceeds received from maturities in marketable securities, partially offset by purchases of $81.2 million in marketable securities.

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

As part of the Restructuring Plan, we estimate that remaining cash payments for termination benefits will be approximately $0.6 million, which is expected to be paid by the first quarter of 2024. Subsequently, in October 2023, we further reduced our workforce by 10 employees in the fourth quarter of 2023, resulting in additional cash payments of $1.2 million.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2023.

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

Based on our evaluation, our executive chairman has concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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
•
We have incurred significant losses since our inception, anticipate that we will incur substantial losses for the foreseeable future, and may never achieve or maintain profitability. We had an accumulated deficit of $152.3 million as of September 30, 2023.
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

We are a biotechnology company with a limited operating history. Our efforts have focused primarily on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous system. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. All of our product candidates are in early stages of research and development and we have paused further development of our programs while we focus on evaluating strategic alternatives. As a result, we are not profitable and we have incurred significant operating losses since inception. Our net losses were $31.5 million, $37.5 million and $45.2 million for the nine months ended September 30, 2023 and September 30, 2022 and the year ended December 31, 2022, respectively. We had an accumulated deficit of $152.3 million as of September 30, 2023.

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

We had cash, cash equivalents, and marketable securities of $107.4 million at September 30, 2023 and $123.6 million at December 31, 2022.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for drugs, and 11 years for biologics; and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Drugs and biologics are selected for negotiation two years prior to the negotiated price taking effect. Therefore, if selected for price negotiations, small-molecule drug manufacturers and biologic manufacturers are afforded at least 9 years and 13 years, respectively, before they must sell their product at the negotiated price under Medicare Part B and Part D, as applicable. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs for pharmaceutical and biological products.

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

In February 2023, we commenced certain restructuring actions (the Restructuring Plan) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. In July 2023, we made the determination to pause further development of our Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. In October, we reduced our workforce by an additional 10 employees.

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

Based upon our common stock outstanding as of September 30, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 88.7% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

We are a "small or medium-sized enterprise" (SME) as defined under U.K. corporate tax regulations. We may continue to rely on U.K. research and development tax credits and incentives that are available to SMEs as a source of capital for our business. Changes in the SME eligibility criteria by the U.K. government or changes in our business could prevent us from being eligible for these tax credits in the future. Further, in November 2022, the U.K. government announced changes to the research and development tax credit program; these changes, which included a reduction in tax credit rates for SMEs, were effective on April 1, 2023. Changes such as these reduce the amount of capital we obtain from recoverable U.K. research and development tax credits, which could also harm our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Eliem Therapeutics, Inc.

Date: November 14, 2023	By:	/s/ Andrew Levin
Andrew Levin, M.D., Ph.D.
Executive Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)