Form 10-K
period 2023-12-31
Eliem Therapeutics, Inc.
filed 2024-03-28
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the market value of voting stock held by non-affiliates of the Registrant was $13.2 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 22, 2024, the registrant had 27,719,409 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these words or other similar terms or expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our plans and expectations regarding our exploration of strategic alternatives focused on maximizing shareholder value, including whether or not such process will result in a strategic transaction on terms satisfactory to us, or other alternatives which increase shareholder value;
•
the success, cost and timing of any future product development activities, preclinical studies and clinical trials;
•
costs associated with any restructuring activities, as well as any savings benefits we may expect to receive from any restructuring;
•
our ability to obtain and maintain regulatory approval of any product candidates we may develop;
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
•
our reliance on third parties to conduct any future clinical trials;
•
our reliance on third-party contract manufacturers to manufacture and supply any product candidates we may develop;
•
our ability to identify and develop new products and product candidates;
•
our ability to enroll patients in any future clinical trials at the pace that we project;
•
our ability to obtain funding for our operations, including funding necessary for any future development and commercialization our product candidates;
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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report. These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing a strategic alternative which increases shareholder value, including any strategic transaction, and any strategic transactions that we may consummate in the future may not be successful. If we are able to complete any such transaction, or if we pursue another strategic alternative, it may not result in additional value to stockholders and may present additional challenges. We may also elect to pursue a dissolution and liquidation of our company instead of a strategic transaction, which may impact the timing and amount of payments to our stockholders.
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

PART I

Item 1. Business

Company Overview

We are a biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. These disorders often occur when neurons are overly excited or inhibited, leading to an imbalance, and our focus is on restoring homeostasis. We are focused on developing clinically differentiated product candidates focused on validated mechanisms of action with broad therapeutic potential to deliver improved therapeutics for patients with these disorders.

In February 2023, due to a challenging capital environment and investor sentiment around the GABAA PAM opportunity in Major Depressive Disorder (MDD), we paused further investment in the development of our clinical-stage program, ETX-155. Additionally, on February 7, 2023, our board of directors approved a restructuring plan (the Restructuring Plan) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. As part of the Restructuring Plan, our workforce was reduced by approximately 55%.

In July 2023, we made the determination to pause further development of our Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of that effort, we are exploring a variety of options, including seeking a partner for further development of both Kv7 and ETX-155. We engaged Leerink Partners LLC to act as a financial advisor in this process. We also formed a special committee of independent and disinterested directors (the Special Committee) to oversee our exploration of strategic alternatives.

As a part of this process, our representatives and a development stage private biotechnology company (who we refer to as Tango) that is majority-owned by funds affiliated with RA Capital Management, L.P. (RA Capital) have recently engaged in preliminary discussions in an effort to determine whether a potential transaction between the two companies could be mutually beneficial. On March 14, 2024, Tango submitted a summary of proposed terms (the Non-Binding Term Sheet), which contemplates that we would acquire Tango through a transaction whereby we would issue common stock to Tango’s equityholders in exchange for all of the outstanding equity of Tango, and Tango would become our wholly owned subsidiary (the Proposed Transaction). As of March 14, 2024, entities affiliated with RA Capital beneficially owned approximately 47.5% of our outstanding common stock.

The terms of the Non-Binding Term Sheet include, without limitation:

•
The proposed exchange ratio would value our company initially at $110 million as of the closing of the Proposed Transaction, while Tango would initially be valued at $20 million;
•
In connection with the closing of the Proposed Transaction, a concurrent private placement of our common stock would be effected at or as of immediately after the closing pursuant to binding subscription agreements to be entered into concurrently with the execution of a definitive agreement with respect to the Proposed Transaction (the Concurrent Investment), in an aggregate amount to be mutually determined by the parties. We currently anticipate that funds affiliated with RA Capital would purchase some portion of the securities to be issued in the Concurrent Investment;
•
That after giving effect to the closing of the Proposed Transaction (but before giving effect to the Concurrent Investment), (i) the equityholders of Tango immediately prior to the closing (including all options, convertible securities and warrants) would own 15.4% of the equity of our company on a fully diluted basis and (ii) our equityholders (including all outstanding equity awards) would own 84.6% of the equity of our company on a fully diluted basis (calculated via the treasury stock method); and
•
The post-closing board of directors of our company would consist of seven directors, the composition of which would satisfy applicable U.S. Securities and Exchange Commission (SEC) and Nasdaq listing requirements, and that the specific composition of the board of directors would be determined by the parties during negotiation of a definitive agreement.

The Non-Binding Term Sheet is non-binding, and there can be no assurance that any definitive agreement will result from the Non-Binding Term Sheet or that any transaction with Tango or any other third party will be consummated. The Non-Binding Term Sheet, and the Proposed Transaction contemplated thereby, are subject to various conditions, including but not limited to, (i) the satisfactory completion of due diligence by both parties, (ii) the negotiation and execution of a definitive agreement and the satisfaction of the conditions negotiated therein, (iii) the approval and recommendation of the Proposed Transaction by the Special Committee, and (iv) a non-waivable condition requiring approval of our stockholders holding a majority of the voting power of the outstanding shares of our company not held by RA Capital or its affiliates. As the parties continue to negotiate the terms of the Proposed Transaction, it is possible that, through these negotiations, the proposed terms of the Proposed Transaction may change, including as a result of the ongoing diligence efforts of both parties, market conditions and other factors. There can be no guarantee that the parties will ever reach a definitive agreement with respect to the Proposed Transaction and either party may determine to abandon the Proposed Transaction at any time for any reason, including the parties’ respective beliefs regarding the preferability of the Proposed Transaction to other alternatives that may be available to them, as well as other factors.

There can be no assurance that this strategic review process will result in us continuing to pursue any transaction, including the Proposed Transaction, or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

Kv7.2/3 Program to Date

Our lead program was a preclinical, next-generation Kv7.2/3 channel opener that was being developed for potential use in multiple neuronal excitability conditions including epilepsy, pain, depression, and others. Kv7.2/3 is a heteromeric voltage-gated potassium channel comprised of Kv7.2 and Kv7.3 subunits (Kv7.2/3) that plays an important role in controlling neuronal excitability by stabilizing the membrane potential and inhibiting action potential firing of neuronal cells. Kv7.2/3 has genetic validation as a target for epilepsy, as loss-of-function mutations in the genes encoding for Kv7.2 and Kv7.3, KCNQ2 and KCNQ3, have been shown to be responsible for a rare epilepsy disorder in newborns that is characterized by impaired gating of the Kv7.2/3 channel and hyperexcitation of neurons.

In addition to its genetic validation, Kv7.2/3 has been clinically validated as a therapeutic target for both epilepsy and pain. The first generation Kv7 channel opener, ezogabine (Potiga), was approved for refractory focal onset seizures in 2011 in both the United States and in Europe (where it was known as retigabine, or Trobalt). Flupirtine (Katadolon), a close analogue of ezogabine/retigabine, was another first generation Kv7.2/3 opener that provided clinical validation of the Kv7 mechanism and has been used in Europe as a treatment for pain since the 1980s. Despite demonstrating compelling efficacy in epilepsy and pain, ezogabine/retigabine and flupirtine were removed from the market in 2017 and 2018, respectively, due to emergent unexpected safety concerns. In the case of ezogabine, an accumulation of blue pigment in the skin and eye was identified, raising concerns of potential vision loss, while flupirtine was associated with severe liver toxicity, including cases of acute liver failure. With both of these first generation Kv7 openers, the safety concerns have been hypothesized to be driven by the chemistry of the molecules, rather than being target-related adverse effects. Xenon Pharmaceuticals has initiated a Phase 3 epilepsy (focal onset seizures) program that includes two Phase 3 clinical trials for its Kv7 targeted agent, XEN1101, an analogue of retigabine, following positive data reported in a Phase 2b study in focal onset seizures in October 2021, providing further clinical validation for this mechanism. XEN1101 is also being evaluated in a Phase 2 clinical trial in patients with MDD.

We used a combination of both ligand-based and structure-based design approaches to develop novel Kv7.2/3 opener compounds that potentially eliminate the toxicity liabilities associated with the first generation Kv7.2/3 openers, while retaining strong activity and selectivity. We designed several lead series based on novel chemistry and selected a lead clinical candidate, ETX-123. The ETX-123 molecule displays potent activation of Kv7.2/3 in vitro with an approximately 0.7 nM EC50, and about 14,000-fold selectivity for Kv7.2/3 subtypes over the Kv7.4 subtype that is predominantly expressed in bladder smooth muscle and cardiac muscle. In addition, in vitro studies of ETX-123 have demonstrated no genotoxicity risk and no significant off-target effects, including no activity at GABAA receptors which has been previously described for ezogabine/retigabine. We believe the ETX-123 program has the potential to be highly differentiated from previously approved Kv7 openers as well as other Kv7 openers in development, with its novel chemical composition, high potency combined with high selectivity, lack of off-target activity, and reduced potential for metabolic safety liabilities.

Initial preclinical in vivo data for the ETX-123 molecule is provided in Figure 1.

Figure 1. Initial ETX-123 preclinical in vivo data demonstrates a 7-fold separation between the dose that inhibits tonic convulsions in the rat MES model (2 mg/kg) and the dose that induces CNS side effects in the rat rotarod model (14 mg/kg).

ETX-123 was being advanced into toxicology studies in 2023, and we were planning to progress into Phase 1 studies in the first half of 2024. In addition to ETX-123, we were exploring several other members of this chemical series to identify potential backup Kv7 candidates which may be developed in the same or different indications as ETX-123. However, in July 2023, we made the determination to pause further development of our Kv7 program.

ETX-155 Program to Date

Our clinical-stage program, ETX-155, is an investigational, oral, neuroactive steroid NCE that is designed to act as a positive allosteric modulator (PAM) of the GABAA receptor (GABAAR). The GABAA PAM neuroactive steroid class has been clinically validated in depression and epilepsy, with Sage Therapeutics receiving approval from the United States (U.S.) FDA for the neuroactive steroid, zuranolone (ZURZUVAE®), for the treatment of postpartum depression (PPD) following successful Phase 3 trials, and Marinus Therapeutics receiving approval from the U.S. FDA for its neuroactive steroid, ganaxolone (ZTALMY®) in cyclin-dependent kinase-like 5 deficiency disorder (CDD), a rare pediatric seizure disorder.

ETX-155 was designed to have dual potency at both synaptic and extrasynaptic GABAA receptors. ETX-155 has also shown differentiated pharmacokinetic properties relative to other neuroactive steroids, including no clinically meaningful food effect, an approximate 40-hour half-life to enable once-a-day dosing, and higher exposures than zuranolone at the 60-milligram dose that had been planned for Phase 2a. Results from our 7-day and 14-day Phase 1 repeat dose clinical trials demonstrated favorable tolerability data at exposure levels that are consistent with dosing levels that achieved robust activity in preclinical models of depression, anxiety and epilepsy. However, in February 2023, we paused further investment in the development of ETX-155.

Based on our preclinical and clinical work to date, ETX-155 has the potential to be pursued in clinical development in MDD, with indication expansion opportunities in epilepsy and anxiety disorders. We have received clearance of our investigational new drug (IND) application filed with the psychiatry division of the FDA to support a potential Phase 2 clinical trial in MDD that may be conducted in the future by Eliem or a strategic partner.

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

For the treatment of epilepsy, we may face competition from a variety of currently marketed therapies such as generic anticonvulsants, sodium channel modulators and benzodiazepines. Additionally, there are next-generation therapies in development harnessing the previously mentioned mechanisms of action, such as XEN901 being co-developed by Xenon Pharmaceuticals and Neurocrine Biosciences. Furthermore, there are multiple compounds that have been recently approved or are in late-stage development for focal onset seizures, including cenobamate (XCOPRI®), which was developed by SK Life Sciences and was approved by the FDA in November 2019, the Kv7.2/3 openers XEN1101, currently in Phase 3 for focal onset seizures, being developed by Xenon Pharmaceuticals, and BHV-7000, currently in Phase 2, being developed by Biohaven.

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

Kv7 Program. For our Kv7 program, we have a pending patent application under the Patent Cooperation Treaty (PCT) which includes claims directed to compositions, methods of use, and manufacturing processes for ETX-123 and related compounds.

ETX-155. Our intellectual property portfolio covering ETX-155 includes three issued U.S. patents: a first with method claims covering use of the composition of matter to treat an anxiety disorder, depression, or a seizure disorder; a second with composition claims covering a controlled release formulation of ETX-155; and a third with method claims covering the use of the composition of matter to treat sleep disorders. A continuation application in this family is pending with method claims covering the use of the composition of matter to treat a GABAA disorder. The first two issued U.S. patents in this family and any future patents claiming priority thereto are expected to expire in September 2039, excluding any patent term extensions or adjustments that may be granted. The third issued U.S. patent in this family, with method claims covering the use of the composition of matter to treat sleep disorders, is expected to expire in early 2040. The portfolio additionally includes: pending U.S. and European Patent Office (EPO) applications with method claims covering use of the composition of matter to treat a female health condition, which claim priority to an international patent application under the PCT, and are expected to expire in June 2041; pending U.S. and EPO applications with method claims covering the use of the composition of matter to treat a central nervous system related disorder, which claim priority to a PCT application, and are expected to expire in September 2041; and pending U.S. and EPO applications with method claims covering use of the composition of matter to treat fibromyalgia, which claim priority to a PCT application, and are expected to also expire in September 2041. The portfolio also includes two unpublished U.S. non-provisional applications and two U.S. provisional applications covering methods of treatment and formulations of ETX-155.

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

Furthermore, the patent positions of biotechnology and pharmaceutical products and processes like those we may develop and commercialize are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights, can make it easier to challenge the validity, enforceability or scope of any patents that may issue, and, more generally, could affect the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

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

Infringement of Third-Party Proprietary Rights

Our commercial success will depend in part on not infringing upon or otherwise violating the intellectual property and proprietary rights of third parties. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue any future development and marketing of our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could also be forced, including by court order, to cease commercializing the infringing product or technology. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations. For more information regarding these risks, see the section titled “Risk Factors—Risks Related to Intellectual Property.”

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our nonclinical and clinical compound supply through third-party contract development and manufacturing organizations (CDMOs).

For clinical supply, we have used CDMOs who are obligated to act in accordance with the FDA’s current Good Manufacturing Practices (cGMPs), for the manufacture of drug substance and product. To the extent we continue to pursue development of any future product candidate, we expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product and currently expect to continue to do so for commercial supplies for any approved product candidates. We have used additional contract manufacturers to fill, label, package, store and distribute our investigational drug products and currently expect to continue to do so for commercial supplies for any product candidates we may develop, if approved. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA for any product candidates that we may develop and complete clinical development.

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

Post-approval requirements

Following approval of a new prescription drug product, the manufacturer and the approved drug are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to monitoring and recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs must be promoted by a manufacturer and any third parties acting on behalf of a manufacturer only for the approved indications and in a manner consistent with the approved label for the product. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses and a company found to have improperly promoted one may be subject to significant liability. After approval, most changes to the approved product, such as adding new indications or other labeling claims or changes to the manufacturing processes or facilities, are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products and the establishments where such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures.

Other healthcare laws and regulations

Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug products for which we obtain marketing approval. Our current and future arrangements with third-party payors, customers, healthcare providers, physicians and others, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the U.S. federal Anti-Kickback Statute, which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if “one purpose” of renumeration is to induce referrals, the federal Anti-Kickback statute is violated. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment and exclusion from government healthcare programs. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
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

Data privacy and security laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, health information privacy laws, including HIPAA, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, the California Consumer Protection Act (CCPA) came into effect on January 1, 2020 and provides data privacy rights for consumers and operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides civil penalties for violations and a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA), was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023 and became enforceable on July 1, 2023. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the European Union (EU) General Data Protection Regulation (EU GDPR), which became effective in May 2018, and the equivalent law in the U.K. (UK GDPR), which became effective on January 1, 2021 (together, the GDPR). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

Since its enactment, there have been judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a newly established manufacturer discount program. The ACA may be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration with impact the ACA and our business.

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

Legislative and regulatory proposals, and enactment of laws at the foreign, federal and state levels, directed at containing or lowering the cost of healthcare, will likely continue.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered by U.S. authorities that enforce the FCPA, including DOJ, to be foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed improper payments to government officials and have led to FCPA enforcement actions.

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

Moreover, the process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all FDA-approved products for a particular indication.

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

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare a particular therapy's cost effectiveness to currently available therapies or so-called health technology assessments, to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Employees and Human Capital

As of December 31, 2023, we had 9 full-time employees and 2 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the state of Delaware in October 2018. Our principal mailing address is PMB #117, 2801 Centerville Road 1st Floor, Wilmington, DE 19808-1609. Our telephone number is 1-877-ELIEMTX (354-3689). Our website is www.eliemtx.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, or if any other risks of which we are not presently aware occurs, our business, operating results and financial condition could be seriously harmed. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements due to factors described below and elsewhere in this report.

Risks Related to Strategic Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.

In July 2023, we made the strategic decision to pause further development of our Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of this process we expect to explore potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, or other transaction.

For example, in connection with this process, on March 14, 2024 we received a Non-Binding Term Sheet from Tango, a development stage private biotechnology company which is majority-owned by funds affiliated with RA Capital. The Non-Binding Term Sheet contemplates that we would acquire Tango through a transaction whereby we would issue common stock to Tango’s equityholders in exchange for all of the outstanding equity of Tango, and Tango would become our wholly owned subsidiary, as described in Part I, Item 1 of this Annual Report on form 10-K.

However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction, including the Proposed Transaction. In addition, the Non-Binding Term Sheet is non-binding, and there can be no assurance that any definitive agreement will result from the Non-Binding Term Sheet or that any transaction with Tango or any other third party will be consummated. The Non-Binding Term Sheet, and the Proposed Transaction contemplated thereby, are subject to various conditions, including but not limited to, (i) the satisfactory completion of due diligence by both parties, (ii) the negotiation and execution of a definitive agreement and the satisfaction of the conditions negotiated therein, (iii) the approval and recommendation of the Proposed Transaction by the Special Committee, and (iv) a non-waivable condition requiring approval of our stockholders holding a majority of the voting power of the outstanding shares of our company not held by RA Capital or its affiliates. As the parties continue to negotiate the terms of the Proposed Transaction, it is possible that, through these negotiations, the proposed terms of the Proposed Transaction may change, including as a result of the ongoing diligence efforts of both parties, market conditions and other factors. There can be no guarantee that the parties will ever reach a definitive agreement with respect to the Proposed Transaction and either party may determine to abandon the Proposed Transaction at any time for any reason, including the parties’ respective beliefs regarding the preferability of the Proposed Transaction to other alternatives that may be available to them, as well as other factors.

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

Although there can be no assurance that a transaction will result from the process we have undertaken to assess strategic options, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt the orderly operation of our company. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

We are a biotechnology company with a limited operating history. Our efforts have focused primarily on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous system. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. All of our product candidates are in early stages of research and development and we have paused further development of our programs while we focus on evaluating strategic alternatives. As a result, we are not profitable and we have incurred significant operating losses since inception. Our net losses were $35.1 million and $45.2 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $156.0 million as of December 31, 2023.

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

While we expect to have adequate capital to fund our operations through the process we have undertaken to assess strategic options, our future capital requirements and the period during which we expect to complete this process may vary significantly from what we expect, and we may have to seek an alternate resolution to the process. If a strategic transaction is not consummated and/or if product development is resumed, we will require substantial additional funding to support our continuing operations. In addition, even if we are successful in completing a strategic transaction, we may still need to raise additional funds for any research and development or clinical programs we may choose to pursue in the future. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, and because we have paused further development of our programs while we pursue strategic alternatives, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we can complete the development and regulatory process for any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we can generate revenues from the sale of any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

To obtain the requisite regulatory approvals to commercialize any future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans to the satisfaction of FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, in the United States, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of ETX-810 to achieve statistically significant separation from placebo on the primary endpoint in either of our Phase 2a clinical trials in DPNP and LSRP, respectively. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, preclinical models evaluating product candidates for pain are notoriously unreliable and, as such, the therapies face substantial translational risk. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of ETX-123, ETX-155 or any of our other product candidates. The commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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
•
differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials;
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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

If we seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and jurisdictions and may include all of the risks associated with FDA approval described above and risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ jurisdiction-to-jurisdiction from that required to obtain FDA approval. Approval by foreign regulatory authorities does not ensure approval by the FDA and, similarly, approval by the FDA does not ensure approval by regulatory authorities outside the United States.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

Our future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our future product candidates could cause us or regulatory authorities to interrupt, delay or pause clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. If undesirable side effects do occur in our future clinical trials they could cause delay or even discontinuance of further development of future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and prospects.

As a result of undesirable side effects or further safety issues that we may experience in our clinical trials in the future, we may not receive approval to market any future product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and prospects.

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

Our inability to enroll enough patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, even if we can enroll enough patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for drugs, and 11 years for biologics; and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Drugs and biologics are selected for negotiation two years prior to the negotiated price taking effect. Therefore, if selected for price negotiations, small-molecule drug manufacturers and biologic manufacturers are afforded at least 9 years and 13 years, respectively, before they must sell their product at the negotiated price under Medicare Part B and Part D, as applicable. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the equivalent law in the U.K. (UK GDPR) (together, the GDPR), impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. The EEA, the U.K. and certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States in compliance with law, such as the EEA standard contractual clauses, the U.K. International Data Transfer Agreement, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant United States-based organizations who self-certify compliance and participate in the Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

Although we try to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived as having failed). Despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the third-party providers (such as research institutions) who share this information with us, may contractually limit our ability to use and disclose the information.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

We rely on third parties in winding down our development of our former clinical product candidates, and we expect to rely on third-party CROs to conduct, supervise, and monitor our future preclinical and studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or future clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our future preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for various reasons, including a failure to perform by the third parties; if we need to enter into alternative arrangements, that will delay our product development activities and harm our business.

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

We face significant competition in seeking appropriate collaborators, and many more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, European Medicines Agency (EMA), the U.K. Medicines and Healthcare products Regulatory Agency (MHRA) or similar foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, CDMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our future licensors were the first to make the inventions claimed in our owned or any future licensed patents or pending patent applications or were the first to file for patent protection of such inventions.

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

Even if our owned patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity or enforceability, and such patents may be challenged, invalidated, narrowed or held to be unenforceable, including in the courts or patent offices in the United States and abroad, or circumvented. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (USPTO), or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference or derivation proceedings declared by the USPTO to determine priority or ownership of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such proceedings and any other patent challenges may result in loss of patent rights, loss of exclusivity, loss of priority or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other developments related to any of the foregoing proceedings. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing could harm our business.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to license such technology, or if we are forced to license such technology, on unfavorable terms, our business could be harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we can obtain a license, it may be non-exclusive, giving our competitors access to the same technologies licensed to us.

Moreover, some of our patents and patent applications in the future may be co-owned with third parties. If we are unable to obtain an exclusive license to any such co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, who could market competing products and technology. In addition, we may need the cooperation of any such co-owners to enforce such patents against third parties, and such cooperation may not be provided to us.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could adversely affect our ability to commercialize any product candidates we may develop, and any other product candidates or technologies covered by the asserted third- party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we could be required to obtain a license from such a third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology or product candidates. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing events would harm our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to initiate anticipated clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business.

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

Risks Related to our Business Operations and Employee Matters

In 2023, we reduced the size of our organization, and we may encounter difficulties in managing this restructuring, which could disrupt our operations.

In February 2023, we commenced certain restructuring actions (the Restructuring Plan) to conserve financial resources and better align our workforce with current business needs, as a result of the decision to pause development of ETX-155 and focus on our preclinical Kv7.2/3 program. In July 2023, we made the determination to pause further development of our Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. In October 2023, we reduced our workforce by an additional 10 employees.

The workforce reduction that accompanied our strategic realignment has resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our future product candidates successfully would be negatively affected.

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
•
delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including related public health guidance measures, boycotts, curtailment of trade and other business restrictions;
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

We may not be able to utilize a significant portion of our net operating loss carryforwards .

As of December 31, 2023, we had net operating loss carryforwards of approximately $13.1 million for federal income tax purposes, $55.5 million for foreign income tax purposes and $8.3 million for state income tax purposes. The federal net operating loss may be used up to 80% of future taxable income while the state and foreign losses may be used to offset up to 100% of future taxable income. The federal net operating loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2038. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited.

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

In addition, we may experience ownership changes due to subsequent shifts in our stock ownership, some of which may be out of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

To finance any acquisitions, investments or strategic alliances, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. For example, in connection with the closing of the Proposed Transaction, a concurrent private placement of our common stock would be effected at or as of immediately after the closing of the Proposed Transaction pursuant to binding subscription agreements to be entered into concurrently with the execution of a definitive agreement with respect to the Proposed Transaction, in an aggregate amount to be mutually determined by the parties.

If the price of our common stock is low or volatile, we may be unable to consummate any acquisitions, investments or strategic alliances using our common stock as consideration. Additional funds may not be available on terms favorable to us, or at all.

Risks Related to our Common Stock

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

Based upon our common stock outstanding as of December 31, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.2% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Prior to the completion of the IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of December 31, 2023. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 9A of this Annual Report on Form 10-K.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filings.

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely, such as CROs, may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may become increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, geopolitical developments, earthquakes, fires, floods, and other similar threats. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We may rely upon third-party service providers and technologies to operate critical business systems to process confidential information and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties, and if they experience a security incident or other interruption, we could experience adverse consequences. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been affected. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our data or our information technology systems, or those of the third parties upon whom we rely. If such an event were to occur, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also harm our business.

We may expend significant resources or modify our business activities (including future clinical trial activities) to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities but we may be unable in the future to detect and remediate vulnerabilities because such threats and techniques change frequently, are often sophisticated in nature, and therefore may not be detected until after a security incident has occurred. These vulnerabilities therefore may pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Changes in tax laws or regulations that are applied adversely to us may seriously harm our business.

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

In addition, we are a "small or medium-sized enterprise" (SME) as defined under U.K. corporate tax regulations. We may continue to rely on U.K. research and development tax credits and incentives that are available to SMEs as a source of capital for our business. Changes in the SME eligibility criteria by the U.K. government or changes in our business could prevent us from being eligible for these tax credits in the future. Further, in November 2022, the U.K. government announced changes to the research and development tax credit program; these changes, which included a reduction in tax credit rates for SMEs, were effective on April 1, 2023. Changes such as these reduce the amount of capital we obtain from recoverable U.K. research and development tax credits, which could also harm our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to participants in preclinical studies and clinical trials involving certain of our product candidates. (Information Systems and Data).

Members of our management team, with the assistance of third-party technical advisors, help identify, assess and manage our cybersecurity threats and risks. Our third-party technical advisors include consultants with over 20 years of experience in IT leadership as well as subject matter experts in cybersecurity that have extensive experience managing cybersecurity programs.

We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools, including but not limited to tools for monitoring, remote wiping, threat detection, intrusion detection and prevention; conducting (through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of threats and actors; conducting vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; and evaluating threats reported to us.

Depending on the environment, we implement and maintain various processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: risk assessments, implementation of security standards and certifications, encryption of data in transit and at rest, network security controls, data segregation, access controls, systems monitoring, vendor risk management program, employee training and penetration testing.

As part of our cybersecurity risk management program, we maintain processes to assess and review the cybersecurity practices of third-party vendors and suppliers. Prior to engaging key third-party vendors and suppliers, we conduct a security assessment and, as appropriate, include security requirements in contracts.

We, like other companies in our industry, face cybersecurity risks in connection with our business. However, our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats. For more information on our cybersecurity related risks, see “Risk Factors” under Part I, Item 1A of this Annual Report.

Governance

Our board of directors considers cybersecurity risk management as part of its general oversight function. The audit committee of our board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our management team provides periodic updates to the audit committee regarding our cybersecurity program, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company.

Item 2. Properties.

We lease office space in the U.S. and U.K. under non-cancelable operating leases.

In May 2021, we entered into an agreement for office space in Cambridge, U.K. The term of this lease is for a period of 24 months, which commenced on July 1, 2021. In March 2023, we agreed to extend this lease until June 30, 2024.

In November 2021, we entered into an agreement to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is 39 months, which commenced on November 1, 2021. In July 2023, we entered into a non-cancellable sublease agreement for the Bellevue office space, which commenced in July 2023 and ends concurrently with the original lease in January 2025.

We believe that our facility arrangements are sufficient for our current needs.

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

Holders of Common Stock

As of March 22, 2024, there were 27,719,409 shares of common stock issued and held by approximately 15 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities.

None.

Use of Proceeds

On August 9, 2021 our Registration Statement on Form S-1, as amended (File No. 333-257980), was declared effective in connection with our initial public offering (IPO), pursuant to which we sold an aggregate of 7,360,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $12.50 per share.

The IPO closed on August 12, 2021, and the aggregate net proceeds were $83.1 million. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. We intend to use the proceeds from our IPO to fund working capital and other general corporate activities, although the specific use of proceeds will depend in part on the outcome of our process exploring strategic alternatives.

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

Prior to July 2023, our lead program was ETX-123, a Kv7.2/3 potassium channel opener. ETX-123 is designed to harness the efficacy of the Kv7.2/3 channel mechanism while attempting to improve the safety and tolerability relative to earlier molecules, based on our insights into the mechanisms of toxicity and the potency and selectivity profile.

In July 2023, we made the determination to pause further development of our Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of that effort, we are exploring a variety of options, including seeking a partner for further development of both Kv7 and ETX-155. We formed a Special Committee of independent and disinterested directors to oversee our exploration of strategic alternatives.

As a part of this process, our representatives and a development stage private biotechnology company (who we refer to as Tango), which is majority-owned by funds affiliated with RA Capital, have recently engaged in preliminary discussions in an effort to determine whether a potential transaction between the two companies could be mutually beneficial. On March 14, 2024, Tango submitted a Non-Binding Term Sheet, which contemplates that we would acquire Tango through a transaction whereby we would issue common stock to Tango’s equityholders in exchange for all of the outstanding equity of Tango, and Tango would become our wholly owned subsidiary. As of March 14, 2024, entities affiliated with RA Capital beneficially owned approximately 47.5% of our outstanding common stock.

The terms of the Non-Binding Term Sheet include, without limitation:

•
The proposed exchange ratio would value our company initially at $110 million as of the closing of the Proposed Transaction, while Tango would initially be valued at $20 million;
•
In connection with the closing of the Proposed Transaction, a concurrent private placement of our common stock would be effected at or as of immediately after the closing pursuant to binding subscription agreements to be entered into concurrently with the execution of a definitive agreement with respect to the Proposed Transaction in an aggregate amount to be mutually determined by the parties. We currently anticipate that funds affiliated with RA Capital would purchase some portion of the securities to be issued in the Concurrent Investment;
•
That after giving effect to the closing of the Proposed Transaction (but before giving effect to the Concurrent Investment), (i) the equityholders of Tango immediately prior to the closing (including all options, convertible securities and warrants) would own 15.4% of the equity of our company on a fully diluted basis and (ii) our equityholders (including all outstanding equity awards) would own 84.6% of the equity of our company on a fully diluted basis (calculated via the treasury stock method); and
•
The post-closing board of directors of our company would consist of seven directors, the composition of which would satisfy applicable U.S. Securities and Exchange Commission (SEC) and Nasdaq listing requirements, and that the specific composition of the board of directors would be determined by the parties during negotiation of a definitive agreement.

The Non-Binding Term Sheet is non-binding, and there can be no assurance that any definitive agreement will result from the Non-Binding Term Sheet or that any transaction with Tango or any other third party will be consummated. The Non-Binding Term Sheet, and the Proposed Transaction contemplated thereby, are subject to various conditions, including but not limited to, (i) the satisfactory completion of due diligence by both parties, (ii) the negotiation and execution of a definitive agreement and the satisfaction of the conditions negotiated therein, (iii) the approval and recommendation of the Proposed Transaction by the Special Committee, and (iv) a non-waivable condition requiring approval of our stockholders holding a majority of the voting power of the outstanding shares of our company not held by RA Capital or its affiliates. As the parties continue to negotiate the terms of the Proposed Transaction, it is possible that, through these negotiations, the proposed terms of the Proposed Transaction may change, including as a result of the ongoing diligence efforts of both parties, market conditions and other factors. There can be no guarantee that the parties will ever reach a definitive agreement with respect to the Proposed Transaction and either party may determine to abandon the Proposed Transaction at any time for any reason, including the parties’ respective beliefs regarding the preferability of the Proposed Transaction to other alternatives that may be available to them, as well as other factors.

There can be no assurance that this strategic review process will result in us continuing to pursue any transaction, including the Proposed Transaction, or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

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

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $35.1 million and $45.2 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $156.0 million and $120.9 million as of December 31, 2023 and December 31, 2022, respectively.

Since our inception, we have primarily funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. We had cash, cash equivalents and marketable securities of $106.8 million and $123.6 million as of December 31, 2023 and December 31, 2022, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through at least 12 months following the date of this filing.

If a strategic transaction is not consummated and/or if product development is resumed, we will require substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we may finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue any future development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, resulting from increased volatility in the trading prices for shares in the biopharmaceutical industry, the ongoing pandemic, or otherwise. In addition, our ability to continue to benefit from research and development tax credits and incentives will depend on our ability to continue meet the applicable requirements for them. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. To the extent we continue to pursue clinical development of any future product candidate, our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. We expect to continue to incur operating losses for the foreseeable future as we continue to explore strategic alternatives.

Restructuring Costs

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

We further reduced our workforce by 10 employees in October 2023. We incurred additional restructuring costs of $2.0 million in the fourth quarter of 2023 associated with this reduction.

During the year ended December 31, 2023, we recorded restructuring costs of $18.8 million, which is comprised of the following:

	Year Ended December 31, 2023
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$180	$6,089	8,707	$14,976
Research and development expense	—	2,894	939	3,833
Total restructuring costs	$180	$8,983	$9,646	$18,809

We expect to incur aggregate restructuring costs of approximately $18.9 million. The remaining costs of $0.1 million are expected to be recognized in the first quarter of 2024.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including our recently paused product candidates ETX-123 and ETX-155, as well as our discontinued product candidate ETX-810.

Our direct research and development costs include:

•
expenses incurred in connection with research, laboratory consumables and preclinical and clinical trial activities;
•
the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
•
consulting fees

Our indirect research and development costs include:

•
personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation expense, and termination benefits, for our scientific personnel performing research and development activities; and
•
facility rent.

Total direct costs and indirect costs are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Direct costs	$6,125	$24,471
Indirect costs	11,257	8,426
Research and development tax credits	(1,971)	(6,683)
Total research and development expenses	$15,411	$26,214

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

Research and development costs by stage of development are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Clinical	$5,971	$22,199
Preclinical	$7,578	10,698
Restructuring costs	$3,833	—
Research and development tax credits	$(1,971)	(6,683)
Total research and development expenses	$15,411	$26,214

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, and termination benefits, for our personnel in executive, finance and accounting, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, audit, regulatory, tax and consulting services, insurance costs, as well as investor and public relations costs.

Other Income (Expense)

Foreign Currency Gain (Loss)

Our foreign currency gain (loss) consists of foreign exchange losses resulting from remeasurement and foreign currency transactions between the British Pound and the U.S. Dollar.

Interest Income, net

Our interest income consists of interest earned on our cash, cash equivalents and short-term investments and adjustments related to amortization of purchase premiums and accretion of discounts of marketable securities.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$15,411	$26,214	$(10,803)	(41.2)%
General and administrative	24,864	18,921	5,943	31.4%
Total operating expenses	40,275	45,135	(4,860)	(10.8)%
Loss from operations	(40,275)	(45,135)	4,860	(10.8)%
Other income (expense):
Foreign currency gain (loss)	536	(1,484)	2,020	(136.1)%
Interest income, net	4,620	1,375	3,245	236.0%
Total other income (expense)	5,156	(109)	5,265	*
Net loss	$(35,119)	$(45,244)	$10,125	(22.4)%
* - % Not meaningful

Comparison of the Years Ended December 31, 2023 and 2022

Operating Expenses

Research and Development

Research and development expenses decreased 41.2% from $26.2 million for the year ended December 31, 2022 to $15.4 million for the year ended December 31, 2023. The decrease was driven by an $18.3 million decrease in direct clinical and preclinical expenses, primarily due to the pause of ETX-155 in February 2023 and the discontinuation of ETX-810 in August 2022. This decrease was partially offset by (i) a $2.8 million increase in personnel-related expenses, primarily driven by restructuring costs of $3.8 million, partially offset by a decrease of $1.0 million from reduced headcount and (ii) a $4.7 million decrease in the U.K. refundable research and development tax credits due to the overall reduction in qualifying research and development expenses and a reduction in tax credit rates.

General and Administrative

General and administrative expenses increased 31.4% from $18.9 million for the year ended December 31, 2022 to $24.9 million for the year ended December 31, 2023. This increase was driven by restructuring costs of $15.0 million, partially offset by (i) a decrease of $6.3 million in personnel-related expenses from reduced headcount and (ii) a $2.7 million overall decrease in other general and administrative expense, largely due to a reduction in consulting fees, legal expenses, insurance, and human resource costs.

Other Income (Expense)

Foreign Currency Gain (Loss)

Foreign currency gain (loss) increased from a $1.5 million loss for the year ended December 31, 2022 to a $0.5 million gain for the year ended December 31, 2023. The increase was driven by favorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the current period. These changes affect the remeasurement of our British Pound denominated monetary assets and liabilities, primarily our recoverable research and development tax credits and cash.

Interest Income, net

Interest income, net increased from $1.4 million for the year ended December 31, 2022 to $4.6 million for the year ended December 31, 2023, which was driven by an increase in investment income. The increase was due to higher returns on our investments as a result of rising interest rates in the current period.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to December 31, 2023, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $106.8 million and $123.6 million and an accumulated deficit of $156.0 million and $120.9 million, respectively.

Funding Requirements

We believe our cash, cash equivalents and marketable securities of $106.8 million as of December 31, 2023 will be sufficient to meet our projected operating requirements for at least the next twelve months following the date of this filing. Continued cash generation is highly dependent on our ability to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction.

Cash Flows

The following table summarized our cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(20,599)	$(37,369)
Net cash provided by investing activities	68,981	34,440
Net cash provided by financing activities	841	—

Operating activities

In 2023, net cash used in operating activities was $20.6 million. This consisted primarily of net loss of $35.1 million, which was partially offset by (i) non-cash charges of $10.8 million that consisted of stock-based compensation expense of $12.8 million, right-of-use (ROU) asset impairment expense of $0.2 million, and non-cash lease expense of $0.4 million, partially offset by accretion of discounts on investments of $2.3 million and foreign currency gain on remeasurement of $0.3 million and (ii) changes in our operating assets and liabilities that resulted in a net increase in cash of $3.7 million, primarily related to receipt of research and development tax credits from the U.K.

In 2022, net cash used in operating activities was $37.4 million. This consisted primarily of net loss of $45.2 million, which was partially offset by non-cash charges of $7.6 million that primarily related to stock-based compensation of $7.0 million, and changes in our operating assets and liabilities that resulted in a net increase in cash of $0.2 million, primarily related to research and development activities.

Investing activities

In 2023, net cash provided by investing activities was $69.0 million. This consisted of $127.4 million of proceeds received from maturities of investments in marketable securities, partially offset by purchases of $58.4 million of investments in marketable securities.

In 2022, net cash provided by investing activities was $34.4 million. This consisted of $122.4 million of proceeds received from maturities of investments in marketable securities, partially offset by purchases of $88.0 million of investments in marketable securities.

Financing activities

In 2023, net cash provided by financing activities was $0.8 million, attributable to proceeds from the exercise of stock options.

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

We lease various operating spaces in the U.S. and the U.K. under non-cancelable operating lease arrangements that expire on various dates through January 31, 2025. As discussed further in Note 5 in our consolidated financial statements Commitments and Contingencies, we entered into a non-cancellable sublease agreement for the Bellevue office space in July 2023. As of December 31, 2023, our undiscounted future minimum lease payments under non-cancelable lease agreements (net of sublease income) was approximately $0.2 million.

We estimate we will incur additional cash payments up to approximately $1.2 million for restructuring costs, which is largely expected to be paid by the first quarter of 2024.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and December 31, 2022.

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

Stock-Based Compensation

We measure our stock-based awards granted to employees, non-employee directors, consultants and independent advisors based on the estimated grant-date fair value of the awards. We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards. The Black-Scholes option pricing model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility of our common stock, risk-free interest rate and expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation is recognized. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation recognized in future periods could be materially different.

Refer to Notes 2 and 6 in our consolidated financial statements for further details regarding the development and evaluation of the assumptions used to estimate the fair value of our stock-based awards, and the related effect of stock-based compensation expense on the consolidated financial statements.

Internal Controls over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of December 31, 2023. The material weaknesses, and our remediation plan, are disclosed in Item 9A of this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years audited consolidated financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eliem Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eliem Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2024

We have served as the Company’s auditor since 2021.

Eliem Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$93,112	$43,585
Short-term marketable securities	13,686	79,981
Prepaid expenses and other current assets	3,457	10,827
Total current assets	$110,255	$134,393
Operating lease right-of-use assets	199	471
Other long-term assets	15	128
Total assets	$110,469	$134,992
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66	$750
Accrued expenses and other current liabilities	2,433	5,047
Operating lease liabilities	334	300
Total current liabilities	$2,833	$6,097
Other long-term liabilities	22	—
Operating lease liabilities, net of current portion	15	180
Total liabilities	$2,870	$6,277
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 27,699,446 and 26,567,681 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	263,577	249,930
Accumulated other comprehensive loss	(2)	(358)
Accumulated deficit	(155,979)	(120,860)
Total stockholders’ equity	$107,599	$128,715
Total liabilities and stockholders’ equity	$110,469	$134,992

The accompanying notes are an integral part of these consolidated financial statements.

Eliem Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$15,411	$26,214
General and administrative	24,864	18,921
Total operating expenses	40,275	45,135
Loss from operations	(40,275)	(45,135)
Other income (expense):
Foreign currency gain (loss)	536	(1,484)
Interest income, net	4,620	1,375
Total other income (expense)	5,156	(109)
Net loss	$(35,119)	$(45,244)
Net loss per share, basic and diluted	$(1.30)	$(1.72)
Weighted-average number of shares used to compute net loss per share, basic and diluted	26,987,122	26,311,554

Comprehensive loss:
Net loss	$(35,119)	$(45,244)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	356	(235)
Comprehensive loss	$(34,763)	$(45,479)

The accompanying notes are an integral part of these consolidated financial statements.

Eliem Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	26,235,317	$3	$242,939	$(123)	$(75,616)	$167,203
Vesting of restricted stock awards	154,869	—	—	—	—	—
Stock-based compensation	—	—	6,991	—	—	6,991
Other comprehensive loss	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(45,244)	(45,244)
Balance as of December 31, 2022	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715
Vesting of restricted stock awards and units	124,737	—	—	—	—	—
Exercise of stock options	1,111,512	—	841	—	—	841
Stock-based compensation	—	—	12,806	—	—	12,806
Other comprehensive income	—	—	—	356	—	356
Net loss	—	—		—	(35,119)	(35,119)
Balance as of December 31, 2023	27,626,435	$3	$263,577	$(2)	$(155,979)	$107,599

The accompanying notes are an integral part of these consolidated financial statements.

Eliem Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	As of December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,119)	$(45,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,806	6,991
Right-of-use asset impairment	180	—
Non-cash operating lease expense	405	443
Accretion of discounts and amortization of premiums on investments, net	(2,331)	(177)
Foreign currency (gain) loss from remeasurement	(304)	408
Changes in operating assets and liabilities:
Prepaid expenses and other assets	7,370	945
Long-term assets	115	(60)
Accounts payable	(686)	(653)
Accrued expenses and other liabilities	(2,613)	425
Long-term liabilities	22	—
Operating lease liabilities	(444)	(447)
Net cash used in operating activities	$(20,599)	$(37,369)
Cash flows from investing activities:
Purchase of marketable securities	(58,449)	(87,963)
Proceeds from maturities of marketable securities	127,430	122,403
Net cash provided by investing activities	$68,981	$34,440
Cash flows from financing activities:
Proceeds from exercise of stock options	841	—
Net cash provided by financing activities	$841	$—
Effect of exchange rate changes on cash	304	(408)
Net change in cash and cash equivalents	$49,527	$(3,337)
Cash and cash equivalents at beginning of period	43,585	46,922
Cash and cash equivalents at end of period	$93,112	$43,585
Supplemental disclosure of cash flow information:
Cash paid for leases included in operating cash outflows	$507	$462
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$313	$915

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

On July 20, 2023, the Company announced that it made the determination to pause further development of its Kv7 program and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. As part of that effort, the Company is exploring a variety of options, including seeking a partner for further development of both Kv7 and ETX-155. The Company further reduced its workforce by 10 employees in October 2023.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $156.0 million and expects to incur additional losses from operations in the future. The Company estimates the available cash, cash equivalents and marketable securities of $106.8 million as of December 31, 2023 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these consolidated financial statements and the Company anticipates that it will need to raise substantial financing in the future to fund its operations.

The Company may finance future cash needs through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash is held by two financial institutions in the U.S. and two financial institutions in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits. As of December 31, 2023, the Company has investments in money market funds, U.S. Treasury securities, and government agency debt securities, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through December 31, 2023, and the date of this filing, the Company has not experienced any losses on such deposits.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on available-for-sale investments. The Company presents comprehensive loss and its components as part of the statements of operations and comprehensive loss.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of any product the Company may develop, compliance with government regulations and the need to obtain additional financing to fund operations. Any product candidates the Company may develop in the future will require significant additional research and development efforts, including extensive preclinical studies, clinical trials, and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

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

Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company measures fair value based on a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$89,197	$—	$89,197
Marketable securities:
U.S. Treasury securities	8,962	—	8,962
U.S. government agency debt securities	—	4,724	4,724
Total marketable securities	8,962	4,724	13,686
Total assets	$98,159	$4,724	$102,883

	December 31, 2022
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$27,472	$—	$27,472
Marketable securities:
U.S. Treasury securities	30,451	—	30,451
Commercial paper	—	29,543	29,543
Corporate bonds	—	16,626	16,626
U.S. government agency debt securities	—	3,361	3,361
Total marketable securities	30,451	49,530	79,981
Total assets	$57,923	$49,530	$107,453

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2023 and 2022, the Company's cash equivalents consisted of money market funds.

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

The Company periodically reviews its available-for-sale securities to assess for credit losses. Some of the factors considered in assessing whether an allowance for credit losses is necessary include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security rating or sector credit ratings, and other relevant market data.

Research and Development Expenses

Research and development expenses consist of research and development services and personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, termination benefits, professional service fees, and other related costs such as facility rent, partially offset by fully refundable U.K. research and development tax credits.

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

Each reporting period, the Company evaluates its eligibility for the SME program based on criteria established by HM Revenue and Customs (HMRC) and records a reduction to research and development expense for the amount of the credit estimated to be claimed based on qualifying expenses and information available at that time. The Company qualified for tax credits under the SME program for the year ended December 31, 2022 and expects to qualify for the year ending December 31, 2023.

The following table outlines the changes to the research and development tax credit receivable, including amount recognized as an offset to research and development expense, during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$6,492	$6,523
Recognition of credit claims	1,971	6,683
Receipt of credit claims	(7,125)	(5,462)
Foreign currency gain (loss)	686	(1,252)
Balance at end of period	$2,024	$6,492

As of December 31, 2023 and 2022, the tax credit receivable was $2.0 million and $6.5 million respectively, all of which is classified within the prepaid expenses and other current assets line item in the consolidated balance sheets.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, and termination benefits, for our personnel in executive, finance and accounting, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, audit, regulatory, tax and consulting services, insurance costs, as well as investor and public relations costs. General and administrative costs are expensed as incurred.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of receivables from refundable research and development tax credits from the U.K. government and operating expenses paid in advance.

Leases

The Company determines if a contract is or contains a lease at the inception of the contract, and classifies that lease as a finance lease if it meets certain criteria or as an operating lease when it does not. The Company reassesses if a contract is or contains a lease upon modification of the contract.

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

As discussed further in Note 5 to the consolidated financial statements Commitments and Contingencies, the Company entered into a non-cancellable sublease agreement for the Bellevue office space in July 2023. Sublease income is presented as a reduction of rent expense in the consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

The Company measures its stock-based awards granted to employees, non-employee directors, consultants and independent advisors based on the estimated grant-date fair value of the awards. For awards with only service conditions, including stock options, restricted stock awards, and restricted stock units, compensation expense is recognized over the requisite service period using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock option awards. The Black-Scholes option pricing model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. As the stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures, which the Company accounts for as they occur.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company and its subsidiary is the U.S. dollar. Monetary assets and liabilities resulting from transactions denominated in currencies other than the functional currency are remeasured in the functional currency at exchange rates prevailing at the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Exchange gains and losses resulting from remeasurement and foreign currency transactions are included in the determination of net loss.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Emerging Growth Company Status

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to avail itself of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes how entities measure credit losses for most financial assets, including accounts and notes receivables. The standard replaces today’s “incurred loss” approach with an “expected loss” model, under which companies recognize allowances based on expected rather than incurred losses. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Based on the Company's status as an EGC, the Company follows the adoption calendar for non-public companies and as such, the effective date of this update is for fiscal years beginning after December 15, 2022 and interim periods therein. The Company adopted ASU 2016-13 on January 1, 2023, which did not have a material impact on its consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07 (ASU 2023-07), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. The Company expects ASU 2023-07 to require additional disclosures in the notes to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The effective date of this update for non-public companies is for fiscal years beginning after December 15, 2025; early adoption is permitted. The Company expects ASU 2023-09 to require additional disclosures in the notes to its consolidated financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the year ended December 31, 2023. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Note 3. Investments

Investments consists of available-for-sale securities as follows (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$8,962	$—	$—	$8,962
U.S. government agency debt securities	4,726	—	(2)	4,724
Total short-term marketable securities	$13,688	$—	$(2)	$13,686

	December 31, 2022

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$30,628	$—	$(177)	$30,451
Commercial paper	29,543	—	—	29,543
Corporate bonds	16,815	—	(189)	16,626
U.S. government agency debt securities	3,353	8	—	3,361
Total short-term marketable securities	$80,339	$8	$(366)	$79,981

All the commercial paper, U.S. Treasury and government agency debt securities, and corporate bonds designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date.

Prior to 2023, the Company followed the guidance in Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. The Company adopted ASC 326 on January 1, 2023, and now considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2023 and that there were no impairments as of December 31, 2022 considered as other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the condensed consolidated balance sheets. Accrued interest receivable related to marketable securities was $0.4 million and $0.1 million as of December 31, 2023 and December 31, 2022, respectively.

Investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

	December 31, 2023	December 31, 2022
	Fair Value	Fair Value
U.S. Treasury securities	$5,967	$26,506
U.S. government agency debt securities	2,234	—
Corporate bonds	—	1,977
Total available-for-sale securities	$8,201	$28,483

Investments in a continual unrealized loss position for greater than 12 months consist of the following (in thousands):

December 31, 2022
Fair Value
Corporate bonds	$14,649
U.S. Treasury securities	3,945
Total available-for-sale securities	$18,594

The Company did not have any investments in a continual unrealized loss position for greater than 12 months as of December 31, 2023.

Note 4. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Recoverable research and development tax credits	$2,024	$6,492
Prepaid expenses	847	1,330
Other assets	552	456
Research and development expenses	34	2,549
Total prepaid expenses and other current assets	$3,457	$10,827

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31 2023	December 31, 2022
Accrued payroll expenses	$1,111	$2,900
Accrued restructuring expenses	1,066	—
Other current liabilities	138	—
Other accrued expenses	90	245
Accrued research and development expense	28	1,902
Total accrued expenses and other current liabilities	$2,433	$5,047

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space in the U.S. and U.K. under non-cancelable operating leases.

In May 2021, the Company entered into an agreement for office space in Cambridge, U.K. The term of this lease is for a period of 24 months, which commenced on July 1, 2021. In March 2023, the Company agreed to extend this lease until June 30, 2024. This extension was accounted for as a lease modification under ASC 842, Leases and the ROU asset and lease liability were remeasured at the modification date. The remeasurement of the lease resulted in an increase in both the operating right-of-use asset and the operating lease liability of approximately $0.3 million.

In November 2021, the Company agreed to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the lease's inception and as of December 31, 2023, the Company does not expect that it will exercise its option to extend the lease, and therefore the period covered by this option is not included in the lease term.

In July 2023, the Company entered into a non-cancellable sublease agreement for the Bellevue office space, under the terms of which the Company is entitled to receive $0.2 million in lease payments over the term of the sublease, which commenced in July 2023 and ends concurrently with the original lease in January 2025.

In advance of the sublease, the Company ceased use of and vacated the Bellevue office space in June 2023. The Company considered these circumstances to be an indicator of impairment and recorded an ROU asset impairment loss during the second quarter of 2023 of $0.2 million, which was the amount by which the carrying value of the lease ROU asset exceeded the fair value. The fair value is based on the discounted cash flows of anticipated net rental income for the office space subleased. The ROU asset impairment loss is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2023, the remaining weighted-average lease term was 0.8 years. The weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

The Company incurred $0.4 million and $0.5 million in rent expense for the years ended December 31, 2023 and 2022, respectively. Sublease income was $48,000 for the year ended December 31, 2023, which was classified as a reduction in rent expense.

As of December 31, 2023, the annual future minimum lease payments due under the Company's non-cancelable operating leases are as follows (in thousands):

	Operating Lease	Sublease	Net Operating
Year Ending December 31,	Payments	Income	Lease Payments
2024	$343	(132)	211
2025	15	(11)	4
Total undiscounted lease payments	$358	$(143)	$215
Present value adjustment	(9)
Total operating lease liabilities	$349

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of the date of these consolidated financial statements, the Company is not party to any material legal matters or claims.

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

Note 6. Stock-Based Compensation

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the Company's initial public offering (IPO). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of December 31, 2023, the total number of shares authorized for issuance under the 2021 Plan was 5,368,077. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of December 31, 2023, there were 787,231 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of December 31, 2023, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either: (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

The activity for stock options is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contract	Intrinsic
	Options	Exercise	Terms	Values
	Outstanding	Price	(in years)	(in thousands)
Balance as of December 31, 2022	5,988,271	$4.70	8.83	$5,699
Options granted	50,000	3.00
Options cancelled and forfeited	(340,283)	7.93
Options exercised	(1,111,512)	0.76		2,282
Balance as of December 31, 2023	4,586,476	$5.40	2.28	$1,060
Vested and expected to vest, December 31, 2023	4,586,476	$5.40	2.28	$1,060
Options exercisable as of December 31, 2023	4,036,926	$5.46	1.45	$885

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $2.25 per share and $4.00 per share, respectively.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Expected term (in years)	5.50	5.50-6.50
Expected volatility	92.90%	77.33% - 91.74%
Risk-free interest rate	3.69%	1.69% - 4.22%
Expected dividend yield	0.00%	0.00%

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

The activity for restricted stock awards and units is as follows:

		Weighted-Average Grant-Date Fair
	Number of Shares	Value
Unvested at December 31, 2022	177,495	$8.32
Granted	113,333	3.64
Vested	(124,737)	6.85
Forfeited	(16,116)	8.11
Unvested at December 31, 2023	149,975	$6.03

The fair value of restricted stock awards and units vested during the years ended December 31, 2023 and 2022 was approximately $0.4 million and $0.6 million, respectively.

Modifications & Accelerations

Certain equity awards are subject to provisions in which the vesting of these awards is automatically accelerated upon the occurrence of events such as an involuntary termination in connection with a reduction in force. Further, in connection with the Restructuring Plan and workforce reduction in October 2023, the Company modified the terms of certain equity awards for impacted employees including partial or full acceleration of vesting of stock options and restricted stock awards upon separation and extension of exercise periods for stock options post-separation.

As a result of: (i) the contractual acceleration and (ii) the discretionary modification of equity awards in connection with the Restructuring Plan and workforce reduction in October 2023, the Company recorded incremental stock-based compensation expense of $9.6 million for the year ended December 31 2023, of which $0.9 million and $8.7 million is included in research and development expense and general and administrative expense in the consolidated statement of operations and comprehensive loss, respectively.

Stock-Based Compensation

The following table shows stock-based compensation for stock options, restricted stock awards, and restricted stock units included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expense	$2,778	$2,538
General and administrative expense	10,028	4,453
Total stock-based compensation expense	$12,806	$6,991

As of December 31, 2023, there was $1.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.91 years. Further, there was $0.9 million of unrecognized compensation cost related to unvested restricted stock awards and units, which is expected to be recognized over a weighted average period of 1.4 years.

Note 7. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss	$(35,119)	$(45,244)
Weighted-average number of shares used to compute net loss per share, basic and diluted	26,987,122	26,311,554
Net loss per share, basic and diluted	$(1.30)	$(1.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Common stock options	4,586,476	5,988,271
Unvested restricted stock awards and units	149,975	177,495
Total potentially dilutive shares	4,736,451	6,165,766

Note 8. Income Taxes

The components of net loss before tax provision from income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(17,768)	$(6,272)
United Kingdom	(17,351)	(38,972)
Total	$(35,119)	$(45,244)

The following table presents a reconciliation of the Company’s expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year Ended December 31,
	2023	2022
U.S. federal taxes at statutory rate	$(7,375)	$(9,497)
State taxes, net of federal benefit	1	1
Foreign rate differential	(232)	471
Non-deductible officer compensation	713	—
Other non-deductible expenses	1	1
Research credit addback	1,729	4,220
Refundable tax credit	(414)	(1,407)
Return to provision and other adjustments	1,049	(2)
Stock-based compensation	510	742
Tax credits	(69)	(110)
U.K. tax rate change impact on deferred income taxes	—	(1,390)
Change in valuation allowance	4,087	6,971
Total	$—	$—

The significant components of the Company's deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Stock-based compensation, including 162m limitations	$1,147	$1,105
Intangible asset	1,843	2,374
Accrued compensation and benefits	84	334
Operating lease liabilities	38	70
Net operating losses	17,137	12,413
Research credits	612	531
Total gross deferred tax assets	20,861	16,827
Deferred tax liabilities:
Unrealized gain or loss	3	20
Operating lease right-of-use assets	(8)	(65)
Other	—	(23)
Total gross deferred tax liabilities	(5)	(68)
Valuation allowance	(20,856)	(16,759)
Net deferred tax liabilities	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. The Company does not believe it is more likely than not that the deferred tax assets will be realized, and accordingly, the Company recorded a valuation allowance of $20.9 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had net operating loss carryforward of approximately $13.1 million for federal income tax purposes, $55.5 million for foreign income tax purposes and $8.3 million for state income tax purposes. These may be used to offset future taxable income. The federal net operating loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2038. The Company also has research and development credits of approximately $0.5 million and $0.1 million for federal and state income taxes purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire in varying amounts in 2039. The state credits may be used to offset future taxable income and will begin to expire in varying amounts in 2035.

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

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. As of December 31, 2023 and 2022, the Company does not have any uncertain tax positions.

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

Note 9. Defined Contribution Plan

The Company has a 401(k) defined contribution plan. Participation in the plan is available to substantially all US-based employees. Company contributions to the plan are discretionary. The Company made matching contributions of up to 4% of each participating employee’s eligible compensation. For each of the years ended December 31, 2023 and 2022, total expense recognized from the 401(k) matching contributions was approximately $0.1 million.

The Company also has a workplace pension contribution scheme for U.K.-based employees. For the years ended December 31, 2023 and 2022, the Company made contributions to the pension scheme of approximately $0.3 million and $0.2 million, respectively.

Note 10. Restructuring Costs

On February 7, 2023, the Company's board of directors approved a restructuring plan to conserve financial resources and better align the Company's workforce with current business needs. As part of the Restructuring Plan, the Company's workforce was reduced by approximately 55%, with substantially all of the reduction in personnel completed in the first half of 2023.

The Company further reduced its workforce by 10 employees in October 2023. The Company incurred additional restructuring costs of $2.0 million in the fourth quarter of 2023 associated with this reduction.

During the year ended December 31, 2023, the Company recorded restructuring costs of $18.8 million. These costs are primarily related to severance payments, healthcare benefits and stock-based compensation.

A summary of the restructuring costs recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 is as follows (in thousands):

	Year Ended December 31, 2023
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$180	$6,089	8,707	$14,976
Research and development expense	—	2,894	939	3,833
Total restructuring costs	$180	$8,983	$9,646	$18,809

Employees affected by the reduction in workforce under the Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and had no requirement to provide future service beyond a minimum retention period, the Company recognized the liability for the full termination benefits at fair value in the first quarter of 2023. For employees who are required to provide services beyond a minimum retention period to receive their termination benefits, the Company recognizes the termination benefits ratably over their future service periods. The service periods began in February 2023 and the majority ended at various dates during the third quarter of 2023. The remaining termination benefits are expected to be recognized through March 2024.

Employees who were notified of their termination in October had no requirement to provide future service beyond a minimum retention period, and therefore the Company recognized the liability for the full termination benefits at fair value in the fourth quarter of 2023.

The activity in the restructuring liability during the year ended December 31, 2023 is as follows (in thousands):

Restructuring Liability 2023
Restructuring liability as of December 31, 2022	$—
Severance costs incurred during the period	8,983
Severance costs paid during the period	(7,906)
Restructuring liability as of December 31, 2023	$1,077

The Company expects to incur aggregate restructuring costs of approximately $18.9 million. The remaining accrued restructuring liability is subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our executive chair (who is our principal executive officer and principal financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the executive chair has concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of December 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of our executive chair and our chief accounting officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023, because of the unremediated material weaknesses in our internal control over financial reporting described below.

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
•
Implemented and formalized policies, processes, and internal controls to identify and assess complex accounting transactions and other technical accounting and financial reporting matters; and
•
Implemented financial systems to improve segregation of duties and controls and reliability of system generated data.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2023 (the Proxy Statement) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

(a) Documents filed as part of this report

(1) Financial Statements. The following consolidated financial statements of Eliem Therapeutics, Inc., together with the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K are included on the following pages:

(2) Financial Statement Schedules. None.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40708	3.1	August 12, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-257980	3.4	August 2, 2021

4.1	Form of common stock certificate of the Registrant.	S-1	333-257980	4.1	August 2, 2021

4.3	Description of Securities	10-K	001-40708	4.3	March 7, 2022

10.1	Amended and Restated Investor Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-257980	10.1	July 16, 2021

10.2+	2021 Equity Incentive Plan.	S-1	333-257980	10.4	August 2, 2021

10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1	333-257980	10.5	August 2, 2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1	333-257980	10.6	August 2, 2021

10.5+	2021 Employee Stock Purchase Plan.	S-1	333-257980	10.7	August 2, 2021

10.6+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-257980	10.8	August 2, 2021

10.7+	Executive Employment Agreement by and between the Registrant and Robert Azelby, effective October 1, 2020, as amended.	S-1	333-257980	10.9	August 2, 2021

10.8+	Executive Employment Agreement by and between the Registrant and Erin M. Lavelle, effective October 1, 2020, as amended.	S-1	333-257980	10.10	August 2, 2021

10.9+	Executive Employment Agreement by and between Eliem Therapeutics (UK) Ltd. and Valerie Morisset, Ph.D., effective January 1, 2021.	S-1	333-257980	10.11	July 16, 2021

10.10+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Robert Azelby.	8-K	001-40708	10.1	February 13, 2023

10.11+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Erin Lavelle.	8-K	001-40708	10.2	February 13, 2023

10.12+	Retention Agreement, dated February 14, 2023, by and between Eliem Therapeutics, Inc. and Valerie Morisset.	10-K	001-40708	10.12	March 6, 2023

21.1	List of subsidiaries.	S-1	333-257980	21.1	August 2, 2021

10.13+*	Executive Employment Agreement by and between the Eliem Therapeutics, Inc. and James B. Bucher, effective October 1, 2020.

10.14+*	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and James B. Bucher.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Eliem Therapeutics, Inc. Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory Plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eliem Therapeutics, Inc.

Date: March 28, 2024	By:	/s/ Andrew Levin
Andrew Levin, M.D., Ph.D.
Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Levin	Executive Chairman of the Board of Directors	March 28, 2024
Andrew Levin, M.D., Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Emily Pimblett	Chief Accounting Officer	March 28, 2024
Emily Pimblett	(Principal Accounting Officer)

/s/ Judith Dunn	Director	March 28, 2024
Judith Dunn, Ph.D.

/s/ Liam Ratcliffe	Director	March 28, 2024
Liam Ratcliffe, M.D., Ph.D.

/s/ Adam Rosenberg	Director	March 28, 2024
Adam Rosenberg

/s/ Simon Tate	Director	March 28, 2024
Simon Tate