Form 10-K/A
period 2023-12-31
Eliem Therapeutics, Inc.
filed 2024-04-29
CIK 1768446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
PMB #117
2801 Centerville Road 1st Floor
Wilmington,
DE
19808-1609
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
1-877-ELIEMTX
(354-3689)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.0001	The Nasdaq Stock Market LLC (The Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐
NO
 ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐
NO
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
YES
 ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
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
There were 27,723,824 shares of the registrant’s Common Stock issued and outstanding as of March 31, 2024.

ELIEM THERAPEUTICS, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM

10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

EXPLANATORY NOTE
Eliem Therapeutics, Inc. (the “Company” or “Eliem”. References throughout to “we,” “us” or “our” refer to the Company) is filing this Amendment No. 1 to its Annual Report on Form

10-K

(“Amendment”), originally filed with the Securities and Exchange Commission (the SEC) on March 28, 2024 (the “Initial Filing”), solely for the purposes of amending and supplementing Part III of the Initial Filing. This Amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14) because the Company’s definitive proxy statement will not be filed within 120 days after December 31, 2023, the end of the fiscal year covered by the Initial Filing.
In addition, in connection with the filing of this Amendment, the Company is including new certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Background of Directors and Executive Officers

Directors

Set forth below are the name and age of each of our current directors, as of March 31, 2024, and the positions held by each director with us, each director’s principal occupation and business experience during the last five years, and the year of the commencement of each director’s term as a director. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board of Directors of the Company to nominate such director for election as a director and the names of other publicly held companies of which such director serves or has served as a director in the previous five years. There is no family relationship between any of our directors, director nominees or executive officers. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.

NAME	AGE	PRINCIPAL OCCUPATION/ POSITION HELD WITH THE COMPANY
Andrew Levin, M.D., Ph.D.	47	Executive Chair of the Board of Directors of the Company; Managing Director at RA Capital Management, L.P.
Judith Dunn, Ph.D.	61	Entrepreneur in Residence at Atlas Ventures
Liam Ratcliffe, M.D., Ph.D.	60	Lead Independent Director of the Company; Head of Biotechnology at Access Industries, Inc.
Adam Rosenberg	53	Chair of Ambagon Therapeutics, Inc. and Chair of Seamless Therapeutics, Inc.
Simon Tate	58	Managing Director at Intermediate Capital Group PLC

Andrew Levin, M.D., Ph.D. is a Co-Founder of Eliem, served as our Chief Executive Officer from October 2018 to October 2020, and has served as the Chairman of our Board of Directors since February 2019 and as Executive Chairman of our Board of Directors since February 2023. Since 2015, Dr. Levin has served as a Managing Director on the Investment Team at RA Capital Management, L.P. Previously, Dr. Levin was a Vice President at H.I.G. BioVentures, and prior to that he served as the Director of Pharmaceutical Sciences for the Clinton Health Access Initiative. Dr. Levin holds a B.S. in mechanical engineering from Princeton University, a Ph.D. in biomedical engineering from the Massachusetts Institute of Technology and an M.D. from Harvard Medical School.

The Nominating and Corporate Governance Committee believes that Dr. Levin is qualified to serve on our Board of Directors due to his substantial experience as an investor in early stage biopharmaceutical and life sciences companies, as well as his experience of serving on the boards of directors for several biopharmaceutical companies.

Judith Dunn, Ph.D. has been a member of our Board of Directors since February 2021. Dr. Dunn currently serves as Entrepreneur in Residence at Atlas Ventures. Since October 2023, Dr. Dunn serves as Head of R&D for Vima Tx, an Atlas portfolio company. From April 2021 to January 2023, Dr. Dunn served as President of R&D of Fulcrum Therapeutics, Inc. From March 2018 to April 2021, Dr. Dunn served as Entrepreneur in Residence at Atlas Ventures. From 2010 to 2018, Dr. Dunn served as Vice President of Clinical Development for F. Hoffmann-La Roche. Dr. Dunn led Psychiatry Clinical Development at Sepracor from 2005 to 2010 and held research and commercial positions at Pfizer from 1997 to 2005. Dr. Dunn holds a B.S. in neurobiology from University of Rochester. and a Ph.D. in Neurobiology from Wesleyan University.

The Nominating and Corporate Governance Committee believes that Dr. Dunn is qualified to serve on our Board of Directors due to her experience in the biotechnology and biopharmaceutical industries and her substantial professional experience.

Liam Ratcliffe, M.D., Ph.D. has served as a member of our Board of Directors since October 2019 and as our Lead Independent Director since March 2023. Dr. Ratcliffe has also served as the Head of Biotechnology at Access Industries, Inc. since April 2019. From September 2008 to April 2019, Dr. Ratcliffe served as Managing Director at New Leaf Venture Partners, where he focused on investing in therapeutics and therapeutic platform companies. Prior to joining New Leaf, Dr.

Ratcliffe held various positions of increasing responsibility at Pfizer Inc., a multinational pharmaceutical corporation, including Senior Vice President and Development Head for Neuroscience, and Worldwide Head of Clinical Research and Development. Dr. Ratcliffe currently serves on the board of directors of Disc Medicines, a biopharmaceutical company, and several privately held biotechnology companies. Dr. Ratcliffe previously served on the boards of directors of several biotechnology and biopharmaceutical companies, including Deciphera Pharmaceuticals, Inc. and Arvinas, Inc, Unum Therapeutics, Inc., from March 2018 to April 2019, Edge Therapeutics, Inc., from October 2015 to November 2018, and Array Biopharmaceuticals, Inc., from April 2012 to April 2014. Dr. Ratcliffe holds an M.B.A. from the University of Michigan and an M.D. and Ph.D. in Immunology from the University of Cape Town, and he completed his internal medicine training and fellowship in Immunology at Groote Schuur Hospital and associated teaching hospitals in Cape Town, South Africa.

The Nominating and Corporate Governance Committee believes that Dr. Ratcliffe is qualified to serve on our Board of Directors due to his extensive experience in the venture capital industry, medical and scientific background and training, and leadership at various biopharmaceutical and biotechnology companies

Adam Rosenberg was President, Chief Executive Officer and a member of the board of directors of Athenen Therapeutics, Inc. from July 2020 through its merger with Eliem in October 2020, and has been a member of our board of directors since October 2020. Mr. Rosenberg is currently Chair of Ambagon Therapeutics, Inc. and Seamless Therapeutics, Inc., and on the boards of directors of other private, venture-backed companies. He was Chief Executive Officer and a member of the board of directors of Aliada Therapeutics from July 2021 through February 2024. From January 2020 through June 2021, Mr. Rosenberg served as a Venture Partner at Carnot Pharma, LLC dba RA Ventures. From September 2015 until its acquisition by Alkermes plc in November 2019, Mr. Rosenberg served as President, Chief Executive Officer and member of the board of directors of Rodin Therapeutics, Inc. Previously, Mr. Rosenberg served as Chief Executive Officer, and as a member of the boards of directors, for other venture-backed biotechnology companies. Mr. Rosenberg holds a J.D. from the University of Virginia School of Law, and a B.A. from Whittier College.

The Nominating and Corporate Governance Committee believes that Mr. Rosenberg is qualified to serve on our Board of Directors due to his experience in the biotechnology industry.

Simon Tate has been a member of our board of directors since February 2019. Since January 2021, Mr. Tate has served as a Managing Director at Intermediate Capital Group, plc. From December 2017 to January 2021, Mr. Tate served as a partner at Bridge Valley Ventures. Mr. Tate has spent most of his career working in the fields of pain and neuroscience. He was one of the founders of Convergence Pharmaceuticals, founded in 2010, and served as Chief Scientific Officer and head of R&D until its acquisition in 2015. Following this acquisition, Mr. Tate joined Biogen where he assumed the role of Vice President and Head of the Pain Therapeutic Area. Prior to Convergence, Mr. Tate was Vice President and Head of Pain, Epilepsy, and Migraine Drug Discovery and Early Development at GSK. Mr. Tate holds a master’s degree from the University of Dundee.

The Nominating and Corporate Governance Committee believes that Mr. Tate is qualified to serve on our Board of Directors due to his experience and standing in the neuroscience, pharmaceutical and biotechnology sectors.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of March 31, 2024. Biographical information with regard to Dr. Levin is presented under Directors above.

Name	Age	Position(s)
Andrew Levin	47	Executive Chairman of the Board of Directors
Valerie Morisset, Ph.D.	54	Executive Vice President, Research and Development and Chief Scientific Officer

Valerie Morisset, Ph.D. has served as our Executive Vice President, Research and Development and Chief Scientific Officer since October 2020, and previously as our President and Chief Scientific Officer since April 2019. Prior to joining Eliem, Dr. Morisset was a founding venture partner at Bridge Valley Ventures, where she served from January 2018 until March 2019. In October 2010, she co-founded Convergence Pharmaceuticals, where she established and led the Biology and Translational Medicine team until Biogen’s acquisition of Convergence in 2015. Dr. Morisset subsequently joined Biogen in a senior leadership role. She has worked extensively in the field of drug development for pain and across a number of other therapeutic areas including neurology, psychiatry, gastrointestinal disorders and sensory biology, including during her time at GlaxoSmithKline (GSK) from January 2001 to October 2010. Dr. Morisset holds a degree, a masters and a Ph.D. from the University of Bordeaux.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company’s website at www.eliemtx.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Hedging Policy

Our Insider Trading Policy, adopted in 2021 and amended and restated in 2023, prohibits officers, directors, employees and designated consultants of the Company and its subsidiaries from purchasing our securities on margin or holding our securities in margin accounts, hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds, trading in derivative securities related to our common stock or engaging in short selling of our common stock.

Corporate Governance Guidelines

In July 2021, the Board of Directors documented the governance practices followed by the Company by adopting Corporate Governance Guidelines to assure that the Board of Directors will have the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board of Directors intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board of Directors, may be viewed at www.eliemtx.com.

Information Regarding Committees of the Board of Directors

The Board of Directors has three permanent committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for 2023 for each of these committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Andrew Levin, M.D., Ph.D.
Judith Dunn, Ph.D.	X		X
Liam Ratcliffe, M.D., Ph.D.			X	*	X	*
Adam Rosenberg	X	*	X
Simon Tate	X				X
Total meetings in 2023	4		0		0

*	Committee Chairperson

BOARD DIVERSITY

2023 Board Diversity Matrix

Total Number of Directors	5
	Female	Male
Part I: Gender Identity
Directors	1	4
Part II: Demographic Background
White	1	4

2024 Board Diversity Matrix

Total Number of Directors	5
	Female	Male
Part I: Gender Identity
Directors	1	4
Part II: Demographic Background
White	1	4

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Our Audit Committee consists of Adam Rosenberg, Judith Dunn and Simon Tate. Our Audit Committee met four times during 2023.

Our Board of Directors has determined that each of Dr. Dunn, Mr. Rosenberg, and Mr. Tate satisfy the independence requirements under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Mr. Rosenberg is the chairperson of our Audit Committee. Our Board of Directors has determined that Mr. Rosenberg is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their employment.

The primary purpose of the Audit Committee is to discharge the responsibilities of our Board of Directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. Specific functions of the Audit Committee include:

•	helping our Board of Directors oversee our corporate accounting and financial reporting processes;

•	reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures;

•

assisting with design and implementation of our risk assessment functions, including the Company’s policies and other matters relating to the Company’s investments, cash management and foreign exchange management, major financial risk exposures, the adequacy and effectiveness of the Company’s information security policies and practices and the internal controls regarding information security, and the steps taken by management to monitor and mitigate or otherwise control these exposures and to identify future risks;

•	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing related person transactions;

•

obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

•	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Our Audit Committee operates under a written charter, adopted by our Board of Directors on June 29, 2021, as amended, that satisfies the applicable Nasdaq listing standards and which is available on our website at eliemtx.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Liam Ratcliffe and Simon Tate. The Nominating and Corporate Governance Committee did not meet in 2023 but instead elected to act by written consent. The chairperson of our Nominating and Corporate Governance Committee is Liam Ratcliffe. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq listing standards. Specific responsibilities of our Nominating and Corporate Governance Committee include:

•	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our Board of Directors;

•	considering and making recommendations to our Board of Directors regarding the composition and chairmanship of the committees of our Board of Directors;

•

reviewing with our Chief Executive Officer, when one is serving, the plans for succession to the offices of our executive officers and make recommendations to our Board of Directors with respect to the selection of appropriate individuals to succeed to these positions;

•	developing and making recommendations to our Board of Directors regarding corporate governance guidelines and matters;

•	reviewing and evaluating with the Chief Executive Officer the succession plans for our executive officers;

•

reviewing and making recommendations to our Board of Directors regarding the Company’s process for stockholder communications with the Board of Directors, and make such recommendations to the Board of Directors with respect to such communications as the Committee deems appropriate;

•

monitoring the Company’s overall approach to corporate social responsibility and ensuring it is in line with the overall business strategy and the Company’s corporate and social obligations as a responsible citizen; and periodically receiving and reviewing reports on the Company’s sustainability and environmental, social and related governance strategies, initiatives, policies and practices and making such recommendations to our Board of Directors about them as the Committee deems appropriate; and

•	overseeing periodic evaluations of the Board of Directors’ performance, including committees of the Board of Directors.

Our Nominating and Corporate Governance Committee operates under a written charter, adopted by our Board of Directors in June 2021, that satisfies the applicable Nasdaq listing standards and which is available on our website at eliemtx.com.

Item 11. Executive Compensation.

Our named executive officers (the “NEOs”) for the year ended December 31, 2023, which consist of our principal executive officer, our other executive officer, our former principal executive officer, and two other former executive officers, are:

•	Andrew Levin, our Executive Chairman of the Board of Directors;

•	Valerie Morisset, Ph.D., our Executive Vice President, Research and Development and Chief Scientific Officer;

•	Robert Azelby, our former President and Chief Executive Officer;

•	Erin M. Lavelle, our former Executive Vice President, Chief Operating Officer and Chief Financial Officer; and

•	James Bucher, our former Executive Vice President and General Counsel.

The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during the years ended December 31, 2022 and December 31, 2023.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Award(s)($)(1)		All Other Compensation($)		Total($)
Andrew Levin, Executive Chairman of the Board of Directors	2023	—	—	22,522	(2)	65,387	(2)	87,909
Valerie Morisset, Ph.D., Executive Vice President, Research and Development and Chief Scientific Officer(3)	2023	510,853	255,723	—		311,044	(4)	1,077,620
	2022	399,916	179,962	1,371,917		37,987	(5)	1,989,782
Robert W. Azelby, former Chief Executive Officer	2023	82,799	—	—		2,377,388	(6)	2,460,187
	2022	675,000	438,750	4,035,050		12,200		5,161,000
Erin M. Lavelle, former Executive Vice President, Chief Operating Officer and Chief Financial Officer	2023	99,359	—	—		1,081,467	(7)	1,180,826
	2022	465,750	209,588	1,371,917		12,200		2,059,455
James Bucher, former Executive Vice President and General Counsel	2023	104,948	—	—		1,090,388	(8)	1,195,336

(1)	The amounts reported in this column do not reflect dollar amounts actually received by the named executive officer. Instead, the amounts reflect the aggregate grant date fair value.
(2)	Represents option awards and fees earned by Andrew Levin as the chairman of our board of directors.
(3)

Dr. Morisset is employed and compensated by our wholly owned subsidiary, Eliem Therapeutics (UK) Ltd. The dollar amounts shown in this table, except the amounts in the column titled “Option Awards,” reflect the US$ equivalent of the amounts paid to Dr. Morisset in British Pounds. The amounts were converted to U.S. dollars from British Pound using the yearly average exchange rate. Applying this formula, £1.00 was equal to US$1.24 for both fiscal years 2022 and 2023.

(4)	Represents a retention bonus of $261,323 paid in 2023 as well as the amount of company contributions to a defined contribution pension plan maintained for our employees in the United Kingdom.
(5)	Represents the amount of company contributions to a defined contribution pension plan maintained for our employees in the United Kingdom.
(6)

Represents a severance payment of $2,316,600 made in 2023 as well as the amount of safe-harbor matching contributions under our 401(k) plan and unused vacation days paid out upon Mr. Azelby’s departure.

(7)

Represents a severance payment of $1,053,527 made in 2023 as well as the amount of safe-harbor matching contributions under our 401(k) plan and unused vacation days paid out upon Ms. Lavelle’s departure.

(8)

Represents a severance payment of $1,053,527 made in 2023 as well as the amount of safe-harbor matching contributions under our 401(k) plan and unused vacation days paid out upon Mr. Bucher’s departure.

Employment Arrangements

We have entered into offer of employment letters with each of the NEOs in connection with their employment with us other than Dr. Levin, who serves as the executive chairman of our Board of Directors. With the oversight and approval of our Board of Directors, each of these employment agreements was negotiated on our behalf by our former Chief Executive Officer, with the exception of his own employment agreement, which was negotiated by the executive chairman of our Board of Directors. These agreements provided for “at will” employment and set forth the terms and conditions of employment of each NEO, including base salary, standard employee benefit plan participation, and the acceleration of the vesting of restricted stock and stock options held by such NEOs upon the occurrence of certain conditions. These employment agreements were each subject to execution of our standard confidential information and invention assignment agreement.

If we terminate Dr. Morisset’s employment without cause (as defined in her employment) and other than as a result of her death or disability or if she resigns for good reason (as defined in her employment agreement), in each case, following our initial public offering and not in connection with a change in control, then she will be eligible to receive the following severance benefits: (1) 18 months of her base salary, paid in accordance with our customary payroll practices over the 18 months following her separation from service; (2) an amount equal to her pro rata annual performance bonus, based on the target amount, for the calendar year in which termination occurs, payable on the first regularly scheduled payroll date following the effectiveness of the release of claims; and (3) the vesting of the unvested portion of any time or service-based equity awards held by Dr. Morisset that are scheduled to vest and become exercisable in the 12-month period following the termination date will be accelerated and immediately vested as of the termination date.

If we terminate Dr. Morisset’s employment without cause (as defined in her employment) and other than as a result of her death or disability or if she resigns for good reason (as defined in her employment agreement), in each case, in the period commencing three months prior to and ending 12 months following a change in control, then she will be eligible to receive the following severance benefits: (1) 18 months of her base salary and annual bonus, based on the target amount, paid in a lump sum following the effectiveness of the release of claims; and (2) the vesting of the unvested portion of any time-based, performance-based or service-based equity awards held by Dr. Morisset will be accelerated and immediately vested as of the termination date.

On February 14, 2023, we entered into a retention agreement with Dr. Morisset which provided for (i) an increase in Dr. Morisset’s base salary from £336,190 to £420,238, (ii) an increase in Dr. Morisset’s target bonus percentage from 45% to 50% and (iii) up to two retention payments of £210,119 each if Dr. Morisset remains employed by the Company or its subsidiaries on April 1, 2023 and June 1, 2024, respectively. Dr. Morisset received the first such retention payment on April 1, 2023.

For purposes of Dr. Morisset’s offer of employment letter, the term “cause” means any of the following: (i) any indictment of an NEO for a felony under applicable law; (ii) the NEO’s commission of or participation in (A) a fraud or embezzlement against the Company or its affiliates or (B) act of dishonesty against the Company or its affiliates that results in (or would reasonably be expected to result in) material harm to the business of the Company; (iii) the NEO’s material violation of any contract or agreement between the NEO and the Company, any statutory or fiduciary duty the NEO owes to the Company under applicable law, or any material Company policy; or (iv) the NEO’s willful conduct that constitutes gross misconduct, insubordination, incompetence or habitual neglect of duties and that results in (or would reasonably be expected to result in) material harm to the business of the Company; provided, however, that the conduct described under clause (iii) or (iv) above, if deemed curable by the Board of Directors in its reasonable discretion, will only constitute Cause if such conduct is not cured within thirty (30) days after Dr. Morisset’s receipt of written notice from the Company or the Board of Directors specifying the particulars of the conduct that may constitute Cause.

For purposes of Dr. Morisset’s offer of employment letter, the term “good reason” means any of the following: (i) a material reduction in Dr. Morisset’s Base Salary or Target Amount, which the parties agree is a reduction of at least ten percent (10%) of Dr. Morisset’s Base Salary or Target Amount as in effect immediately prior to the time such reduction occurs (unless pursuant to a salary reduction or target bonus reduction program applicable generally to the Company’s similarly situated executive officers); (ii) a change in Dr. Morisset’s position, responsibilities, authority or offices that, results in a material diminution of position, responsibilities, authority or offices, provided, however, that the Company’s hiring of personnel to handle duties that the NEO was responsible for but which are not regularly associated with Dr. Morisset’s position will not be a “material diminution” of position, responsibilities, authority or offices; (iii) a material breach by the Company or any successor entity of any employment-related contract between the Company and the NEO; or (iv) the relocation of Dr. Morisset’s principal place of employment, without Dr. Morisset’s consent, in a manner that lengthens his one-way commute distance by fifty (50) or more miles from his then-current principal place of employment immediately prior to such relocation; provided, however, that, any such termination by the NEO shall only be deemed for Good Reason pursuant to this definition if: (1) the NEO gives the Company written notice of his intent to terminate for Good Reason within sixty (60) days following the first occurrence of the condition(s) that he believes constitute(s) Good Reason, which notice shall describe such condition(s); (2) the Company fails to remedy such condition(s) within sixty (60) days following receipt of the written notice (the “Cure Period”); (3) the Company has not, prior to receiving such notice from the NEO, already informed the NEO that his employment with the Company is being terminated; and (4) the NEO voluntarily terminates his employment within sixty (60) days following the end of the Cure Period. For purposes of clarity, a material reduction in Dr. Morisset’s position, responsibilities, authority or offices that occurs as a result of the Company being acquired and made part of a larger entity (as, for example, when the NEO retains his position following a Change in Control, but not of the acquiring or successor corporation itself but of a subsidiary of the acquiring or successor company) shall constitute a Good Reason event under (ii), above.

Mr. Azelby resigned as an officer and director of the Company effective February 13, 2023. In connection with his resignation, we entered into a separation and consulting agreement with Mr. Azelby pursuant to which, and subject to a general release and waiver of claims against the Company, Mr. Azelby received the following severance benefits: (i) a lump sum payment of $1,404,000 on the first regularly-scheduled payroll date following his resignation, which was equal to twenty four months of Mr. Azelby’s base salary at the time of his resignation, (ii) a payment of $912,600, which was equal to two times Mr. Azelby’s annual bonus for the calendar year 2023, (iii) COBRA health insurance premiums for twenty four months following the date of Mr. Azelby’s resignation, and (iv) accelerated vesting of Mr. Azelby’s outstanding and unvested stock options as of the date of his resignation.

Ms. Lavelle resigned as an officer of the Company effective March 14, 2023. In connection with her resignation, we entered into a separation and consulting agreement with Ms. Lavelle pursuant to which, and subject to a general release and waiver of claims against the Company, Ms. Lavelle received the following severance benefits: (i) a lump sum payment of $726,570 on the first regularly scheduled payroll date following her resignation, which was equal to eighteen months of Ms. Lavelle’s base salary at the time of her resignation, (ii) a payment of $326,957, which was equal to 1.5 times Ms. Lavelle’s annual bonus for the calendar year 2023, (iii) COBRA health insurance premiums for eighteen months following the date of Ms. Lavelle’s resignation, and (iv) accelerated vesting of Ms. Lavelle’s outstanding and unvested stock options as of the date of her resignation.

Mr. Bucher resigned as an officer of the Company effective March 17, 2023. In connection with his resignation, we entered into a separation and consulting agreement with Mr. Bucher pursuant to which, and subject to a general release and waiver of claims against the Company, Mr. Bucher received the following severance benefits: (i) a lump sum payment of $726,570 on the first regularly scheduled payroll date following his resignation, which was equal to eighteen months of Mr. Bucher’s base salary at the time of his resignation, (ii) a payment of $326,957, which was equal to 1.5 times Mr. Bucher’s annual bonus for the calendar year 2023, (iii) COBRA health insurance premiums for eighteen months following the date of Mr. Bucher’s resignation, and (iv) accelerated vesting of Mr. Bucher’s outstanding and unvested stock options as of the date of his resignation.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Nonqualified Deferred Compensations

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2023. Our Board of Directors may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Pension and Defined Benefit Plan Retirement Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any defined benefit retirement plan sponsored by us during 2023.

Health and Welfare Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers.

401(k) Plan

We currently maintain a 401(k) retirement savings plan for our U.S.-based employees, including our U.S.-based named executive officers, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified plan under the Internal Revenue Code. Our U.S.-based named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan.

Pension Plan

We currently maintain a pension plan for our U.K.-based employees. We have historically contributed 8% of each employee’s annual basic salary as an employer contribution, and in April 2021, we increased this amount to 9%. Employees may choose to also make additional contributions, which, if elected, are deducted from their salaries. We also give back the 13.8% employer National Insurance savings into each employee’s pension plan as an additional contribution. The pension plan is subject to an annual management charge of 0.36% and, in addition to our contributions and any employee contributions, accepts transfers from other schemes.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2023.

		Option Awards							Stock Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Dr. Levin	8/9/2021	15,555	(1)	4,445	(1)	—	12.50	8/8/2031	—		—		—	—
	5/19/2022	10,000	(2)	—		—	3.46	5/18/2032	—		—		—	—
	5/18/2023	—		10,000	(2)	—	3.00	5/17/2033	—		—		—	—
Dr. Morisset	2/26/2021	10,198	(3)	35,695	(3)	—	0.0002	2/25/2031	—		—		—	—
	4/27/2021	—		—		—	—	—	50,108	(4)	135,292	(4)	—	—
	1/27/2022	81,458	(5)	88,542	(5)	—	8.21	1/26/2032	—		—		—	—
	10/31/2022	49,583	(6)	120,417	(6)	—	3.27	10/30/2032	—		—		—	—
Mr. Azelby	2/26/2021	470,940	(7)	—	(7)	—	1.32	8/13/2024	—		—		—	—
	4/27/2021	406,494	(7)	—	(7)	—	6.10	8/13/2024	—		—		—	—
	1/27/2022	500,000	(7)	—	(7)	—	8.21	8/13/2024	—		—		—	—
	10/31/2022	500,000	(7)	—	(7)	—	3.27	8/13/2024	—		—		—	—
Ms. Lavelle	4/27/2021	121,948	(8)	—	(8)	—	6.10	9/14/2024	—		—		—	—
	1/27/2022	170,000	(8)	—	(8)	—	8.21	9/14/2024	—		—		—	—
	10/31/2022	170,000	(8)	—	(8)	—	3.27	9/14/2024	—		—		—	—
Mr. Bucher	2/26/2021	80,260	(9)	—	(9)	—	1.32	9/17/2024	—		—		—	—
	4/27/2021	67,749	(9)	—	(9)	—	6.10	9/17/2024	—		—		—	—
	1/27/2022	95,000	(9)	—	(9)	—	8.21	9/17/2024	—		—		—	—
	10/31/2022	95,000	(9)	—	(9)	—	3.27	9/17/2024	—		—		—	—

(1)	The shares subject to this option vest in equal monthly installments at a rate of 1/36th of the total number of shares on each monthly anniversary of August 9, 2021.
(2)

The shares subject to this option vest on the earlier to occur of (i) the one-year anniversary of the grant date or (ii) immediately prior to the subsequent annual meeting of the Company’s stockholders.

(3)

Twenty-five percent of the shares subject to Dr. Morisset’s option vested on February 26, 2022, with 75% of the shares subject to the option vesting in equal monthly installments over the subsequent 36 months, subject to Dr. Morisset’s continued service with us through each applicable vesting date.

(4)

Twenty-five percent of the shares subject to Dr. Morisset’s grant vested on April 27, 2022, with 75% of the shares subject to the grant vesting in equal monthly installments over the subsequent 36 months, subject to Dr. Morisset’s continued service with us through each applicable vesting date. The market value of the shares that have not vested was determined based on the closing price of our common stock as reported by the Nasdaq Global Market on December 31, 2023, which was $2.70 per share.

(5)

The shares subject to Dr. Morisset’s grant vest in equal monthly installments over 48 months from January 27, 2022, subject to Dr. Morisset’s continued service with us through each applicable vesting date.

(6)

The shares subject to Dr. Morisset’s grant vest in equal monthly installments over 48 months from October 31, 2022, subject to Dr. Morisset’s continued service with us through each applicable vesting date.

(7)	Pursuant to Mr. Azelby’s separation agreement, the vesting of 100% of Mr. Azelby’s outstanding equity awards at the time of his separation was accelerated.
(8)	Pursuant to Ms. Lavelle’s separation agreement, the vesting of 100% of Ms. Lavelle’s outstanding equity awards at the time of her separation was accelerated.
(9)	Pursuant to Mr. Bucher’s separation agreement, the vesting of 100% of Mr. Bucher’s outstanding equity awards at the time of his separation was accelerated.

DIRECTOR COMPENSATION

The following tables show certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2023:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2023

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Liam Ratcliffe, M.D.	$48,806	$22,522	$71,328
Simon Tate(2)	—	$22,522	$22,522
Andrew Levin, M.D., Ph.D.	$65,387	$22,522	$87,909
Adam Rosenberg	$54,637	$22,522	$77,159
Judith Dunn, Ph.D.	$47,137	$22,522	$69,659
Leone Patterson(3)	$2,758	—	$2,758

(1)

The amounts reported in this column do not reflect dollar amounts actually received our non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	Mr. Tate waived Director fees for fiscal year 2023.
(3)	Ms. Patterson resigned from our Board of Directors in January 2023.

The following table shows certain information with respect to the outstanding options of the non-employee directors of the Company for the fiscal year ended December 31, 2023

Name	Number of Shares Subject to Outstanding Options as of December 31, 2023
Liam Ratcliffe, M.D.	40,000
Simon Tate	40,000
Andrew Levin, M.D., Ph.D.	40,000
Adam Rosenberg	40,000
Judith Dunn, Ph.D.	74,581
Leone Patterson	—

In July 2021, we adopted a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive cash and equity compensation for service on our Board of Directors and committees of our Board of Directors.

Under the non-employee director compensation policy, each non-employee director receives an annual cash retainer of $35,000 for serving on our Board of Directors. The chairperson of our Board of Directors is also be entitled to an annual cash retainer of $30,000 in addition to the annual retainer received by non-employee directors for serving as our lead director.

The chairperson and members of the following three committees of our Board of Directors are entitled to the following additional annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000

All annual cash retainers are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the number of days served in the applicable fiscal quarter.

Each new non-employee director who joins our Board of Directors will receive an option to purchase 20,000 shares of our common stock under our 2021 Equity Incentive Plan. The shares subject to this option will vest on a monthly basis over 36 months commencing on the grant date, subject to the non-employee director’s continuous service with us on each applicable vesting date. Such newly joining director will also receive a prorated initial annual option grant consisting of an option to purchase a number of shares of our common stock determined by multiplying 20,000 by the percentage obtained by dividing the number of calendar days from the date such new director joins us to the date of the next scheduled annual stockholder meeting by the total number of calendar days scheduled to follow the date of the last annual stockholder meeting through the date of the next annual stockholder meeting. Such prorated initial annual option will vest in full on the date immediately preceding the date of next annual stockholder meeting, subject to the non-employee director’s continuous service through such vesting date.

On the date of each annual meeting of our stockholders, each continuing non-employee director will receive an option to purchase 10,000 shares of our common stock under the 2021 Equity Incentive Plan, vesting on the earlier of the one-year anniversary of the grant date or the date immediately prior to the next annual stockholder meeting date, subject to the non-employee director’s continuous service with us on the applicable vesting date. The number of shares comprising the initial and annual stock option awards granted under the non-employee director compensation policy is subject to adjustment from time to time as may be determined by the Board of Directors or the Compensation Committee acting on its behalf.

The exercise price per share of each stock option granted under the non-employee director compensation policy will be the closing price of our common stock as reported by the Nasdaq Global Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us. Each stock option and other equity award granted to our non-employee directors is also entitled to immediate vesting acceleration upon a change in control if the non-employee director remains in our continued services through the date of such change in control.

Each non-employee director is subject to an annual director compensation limit. In any one-year period measured as commencing on the date of each annual meeting of stockholders that is held following the closing of our initial public offering and ending on the day immediately prior to the date of the subsequent annual meeting of stockholders, the aggregate value of all compensation granted or paid to each non-employee director may not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected during such annual period, $1,000,000 in total value, in each case calculating the value of any equity awards based on the grant date fair market value for financial reporting purposes.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2024, for:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable ownership percentages are based on 27,723,824 shares of common stock outstanding as of March 31, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable within 60 days of March 31, 2024. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Eliem Therapeutics, PMB #117, 2801 Centerville Road 1st Floor, Wilmington, DE 19808. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Directors and Executive Officers
Andrew Levin, M.D., Ph.D.(1)	38,333	*
Judith Dunn, Ph.D.(2)	62,888	*
Liam Ratcliffe, M.D., Ph.D.(1)	38,333	*
Adam Rosenberg(3)	216,433	*
Simon Tate(1)	38,333	*
Valerie Morisset, Ph.D.(4)	673,322	2.4%
All directors and executive officers as a group (6 persons)(5)	1,067,642	3.8%
Former Executive Officers
Robert Azelby(6)	1,582,844	5.4%
Erin Lavelle(7)	461,948	1.6%
James Bucher(8)	327,010	1.2%
5% Stockholders
Entities affiliated with RA Capital(9)	13,150,849	47.4%
LifeArc(10)	1,461,538	5.3%
AI ETI LLC(11)	5,009,400	18.1%
Intermediate Capital Investments Ltd.(12)	2,002,563	7.2%
BML Investment Partners, L.P.(13)	2,180,000	7.9%

*	Less than one percent.
(1)	Consists of 38,333 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024.
(2)	Consists of 62,888 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024.
(3)	Consists of 178,100 shares of common stock held directly and 38,333 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024.
(4)	Consists of 487,460 shares of common stock held directly and 185,862 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024.
(5)

Consists of (i) 665,560 shares of common stock held directly or indirectly by all current executive officers and directors as a group and (ii) 402,082 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024.

(6)	Consists of 1,582,844 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024.
(7)	Consists of 461,948 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024.
(8)	Consists of 327,010 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2024
(9)

Consists of: (i) 10,599,586 shares of common stock held by RA Capital Healthcare Fund, L.P. (RA Healthcare); (ii) 1,266,497 shares of common stock held by RA Capital Nexus Fund, L.P. (Nexus Fund); (iii) 841,087 shares of common stock held directly by a separately managed account (the Account) and (iv) 483,679 shares of common stock held by RA Capital Nexus Fund II, L.P. (Nexus Fund II). RA Capital Management, L.P. (RACM) is the investment manager for RA Healthcare, Nexus Fund, the Account, and Nexus Fund II. The general partner of RACM is RA Capital Management GP, LLC. The general partner of RA Healthcare is RA Capital Healthcare Fund GP, LLC. The general partner of Nexus Fund is RA Capital Nexus Fund GP, LLC. The general partner of Nexus Fund II is RA Capital Nexus Fund II GP, LLC. Peter Kolchinsky and Rajeev Shah are the managing members of RA Capital Management GP, LLC, RA Capital Healthcare Fund GP, LLC, RA Capital Nexus Fund GP, LLC, and RA Capital Nexus Fund II GP, LLC and have the power to vote or dispose of the shares held by RA Healthcare, Nexus Fund, the Account and Nexus Fund II. The address of the persons and entities listed above is 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.

(10)

Consists of 1,461,538 shares of common stock held by LifeArc. The board of trustees are responsible for the general control and management of the administration of LifeArc, including the exercise of any voting or other rights attaching to its shares in Eliem Therapeutics, Inc. The board of trustees of LifeArc are John Stageman, Daniel Morgan, David Zahn, Paul Mussenden, Aisling Burnand, Mike Romanos, Melanie Lee, Les Hughes, Lynne Robb, Andrew Mercieca and Jo Pisani. The address of LifeArc is Lynton House, 7-12 Tavistock Square, London, WC1H 9LT United Kingdom.

(11)

Consists of 5,009,400 shares of common stock owned directly by AI ETI LLC and that may be deemed to be beneficially owned by Access Industries Holdings LLC (“AIH”), Access Industries Management, LLC (“AIM”) and Len Blavatnik because (i) AIH indirectly controls all of the outstanding voting interests in AI ETI LLC, (ii) AIM controls AIH and (iii) Mr. Blavatnik controls AIM and holds a majority of the outstanding voting interests in AIH. Liam Ratcliffe, a member of our Board of Directors, is Head of Biotechnology at Access Industries, Inc., which is an affiliate of AI ETI LLC. Each of AIM, AIH, Mr. Blavatnik and Dr. Ratcliffe, and each of their affiliated entities and the officers, partners, members and managers thereof, disclaims beneficial ownership of the shares held by AI ETI LLC. The address of AI ETI LLC is c/o Access Industries, Inc., 40 West 57th Street, 28th Floor, New York, NY 10019.

(12)

Consists of 2,002,563 shares of common stock held by Intermediate Capital Investments, Ltd. (ICG). ICG is indirectly, wholly owned by Intermediate Capital Group PLC which is deemed to have voting and investment power over the shares held of record of ICG. The address of the entities listed above is Procession House, 55 Ludgate Hill, London EC4M 7JW.

(13)

Consists of 2,180,000 shares of common stock held by BML Investment Partners, L.P. (BML). BML is a Delaware limited partnership whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard. As a result, Braden M. Leonard is deemed to be the indirect owner of the shares held directly by BML Investment Partners, L.P. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Exchange Act. The address of BML Investment Partners, L.P. is 65 E Cedar—Suite 2, Zionsville, IN 46077.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2023. All outstanding awards relate to our common stock.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2019 Equity Incentive Plan	1,389,620	$3.70	—
2021 Equity Incentive Plan(1)	3,276,190	$6.14	2,057,888
2021 Employee Stock Purchase Plan(1)	—	N/A	787,231
Equity compensation plans not approved by security holders:	—	N/A	—
Total	4,665,810	N/A	2,845,119

(1)

Our 2021 Equity Incentive Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year equal 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year or a lesser number of shares determined by our Board of Directors prior to the applicable January 1st. Our 2021 Employee Stock Purchase Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year by the lesser of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

Other than compensation arrangements for our directors and NEOs, which are described elsewhere in this Amendment, below we describe transactions since January 1, 2022 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Private Placement in Support of the Acquisition

On April 10, 2024, we entered into an Agreement and Plan of Merger and Reorganization (the Acquisition Agreement) by and among the Company, Tango Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Transitory Subsidiary), Tenet Medicines, Inc., a Delaware corporation (Tenet), and, solely in his capacity as company equityholder representative, Stephen Thomas. The Acquisition Agreement provides for the acquisition of Tenet by the Company through the merger of Transitory Subsidiary into Tenet, with Tenet surviving as a wholly owned subsidiary of the Company (the Acquisition).

Also on April 10, 2024, in connection with the Acquisition, we entered into a Securities Purchase Agreement with several accredited institutional investors (the PIPE Investors) pursuant to which we agreed to issue and sell to the PIPE Investors in a private placement an aggregate of 31,238,282 shares of our common stock (the PIPE Shares), at a price of $3.84 per PIPE Share (the Private Placement). We expect to receive aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting estimated offering expenses payable by us. The Private Placement is expected to close immediately following the closing of the Acquisition. The closing of the Private Placement contemplated by the Securities Purchase Agreement is conditioned upon the satisfaction or waiver of the conditions to the closing of the Acquisition as well as certain other conditions as set forth in the Securities Purchase Agreement. The following table summarizes the shares of our common stock that holders of more than 5% of our voting securities agreed to purchase in the Private Placement.

Name	Number of Shares of Common Stock to be Purchased	Purchase Price to be Paid
RA Capital Healthcare Fund, L.P.	11,949,171	$45,902,023.45
RA Capital Nexus Fund III, L.P.	1,059,375	$4,069,525.50

In connection with the Private Placement, we also entered into a Registration Rights Agreement with the PIPE Investors on April 10, 2024, pursuant to which we agreed to register for resale the PIPE Shares. Under the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of the PIPE Shares and the shares issued pursuant to the Acquisition Agreement within 45 days following the closing of the Private Placement. We have agreed to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable and to keep such registration statement effective until the date the PIPE Shares and any other shares covered by such registration statement have been sold or cease to be registrable securities under such Registration Rights Agreement

INVESTOR RIGHTS AGREEMENT

We are party to an investor rights agreement, or IRA, as amended in March 2021, with certain holders of our redeemable convertible preferred stock and common stock, including entities affiliated with our directors. The IRA provides the holders of our redeemable convertible preferred stock with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. Simon Tate, Andrew Levin and Liam Ratcliffe are affiliated with Intermediate Capital Group plc, RA Capital Management, L.P. and AI ETI LLC, respectively. The holders of 15,679,479 shares of common stock issuable on conversion of outstanding redeemable convertible preferred stock are entitled to rights with respect to the registration of their shares of common stock under the Securities Act under this agreement. The registration of shares of our common stock pursuant to the exercise of certain registration rights would enable the holders to sell these shares without restriction under the Securities Act, when the applicable registration statement is declared effective. We will pay the registration expenses, other than underwriting discounts and commissions, of the shares registered pursuant to certain demand, piggyback and Form S-3 registrations.

RELATIONSHIP WITH CARNOT LLC

We were party to a services agreement with Carnot, LLC (along with its successor agreements, the Carnot Agreement). Under the terms of the Carnot Agreement, Carnot Pharma, LLC provided research and services related to our drug discovery, research and development programs and we compensate Carnot Pharma, LLC for the time its personnel devote to such efforts. The Carnot Agreement is terminable by either party without cause on thirty days’ written notice. Subsequent to our entering into the Carnot Agreement, Carnot, LLC was dissolved and the services agreement transitioned to its successor Carnot Pharma, LLC. RACM is the manager of the members of Carnot Pharma, LLC and Andrew Levin, our former CEO and a member of our Board of Directors, is the President of Carnot Pharma, LLC. Adam Rosenberg, a member of our Board of Directors, was a Venture Partner at Carnot Pharma, LLC, dba RA Ventures until 2021. The Carnot Agreement was terminated in the fourth quarter of 2022.

INDEMNIFICATION AGREEMENTS

Our amended and restated certificate of incorporation provides that we may indemnify our directors, officers, employees and other agents to the maximum extent permitted by the Delaware General Corporation Law, and our amended and restated bylaws provide that we will indemnify our directors and officers and may indemnify our other employees and other agents to the maximum extent permitted by the Delaware General Corporation Law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors and executive officers.

POLICY ON RELATED PARTY TRANSACTIONS

In 2021, the Company adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board of Directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the Nasdaq Stock Market (Nasdaq) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that none of our current or former directors, except for Dr. Levin, who is our executive chairman, have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

BOARD OF DIRECTORS LEADERSHIP STRUCTURE

Our Board of Directors does not have a policy as to whether the positions of chair (the “Board Chair”) and Chief Executive Officer should be separate, and believes that it should select the Board Chair and the Chief Executive Officer in the manner it considers to be in the best interests of the Company and our stockholders. Our Board of Directors believes that it should have the flexibility to make this determination as circumstances require and in a manner that it believes is best to provide appropriate leadership for the Company. The Board of Directors believes that its current leadership structure, with Dr. Levin serving as independent Executive Chairman of the Board of Directors, and with no currently-serving Chief Executive Officer, is appropriate because it enables the Board of Directors, as a whole, to engage in oversight of management, promote communication and collaboration between management and the Board of Directors, and to oversee governance matters as well as the operational leadership and strategic direction of the Company. Our Corporate Governance Guidelines, which are available on our website at eliemtx.com, provide that if the individual appointed as Board Chair is not independent or whenever the independent directors on the Board of Directors determine that it is in the best interests of the Company and our stockholders, the independent directors, by vote of a majority of such independent directors, shall annually select an independent director to serve as lead independent director. Our Corporate Governance Guidelines further provide that the lead independent director shall: (i) in consultation with the Chair, establish the agenda for regular meetings of the Board of Directors, (ii) preside at all meetings of the Board of Directors at which the Chair is not present, including executive sessions of the independent directors; (iii) establish the agenda for meetings of the independent directors; (iv) coordinate with the committee chairs regarding meeting agendas and information requirements; (v) preside over any portions of meetings of the Board of Directors at which the performance of the Board of Directors is presented or discussed; (vi) act as liaison between the independent directors, the Chief Executive Officer and the Chair; and (vii) perform such other functions as the Board of Directors may delegate. The Board of Directors has selected Dr. Ratcliffe as the lead independent director in 2024. The Board of Directors believes that this flexible approach provides it with the ability to establish a leadership structure, based upon its judgment, that is in the best interests of the Company and those of our stockholders at any given time.

ROLE OF THE BOARD OF DIRECTORS IN RISK OVERSIGHT

One of the Board of Directors’ key functions is informed oversight of the Company’s risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various Board of Directors standing committees that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Item 14. Principal Accounting Fees and Services.
The following table represents aggregate fees billed to the Company for the years ended December 31, 2022 and December 31, 2023 by PricewaterhouseCoopers LLP, Seattle, WA (PCAOB ID 238) the Company’s principal accountant.

	Year Ended
	2022	2023
Audit Fees (1)	$929,500	$680,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	$6,650	$1,944
Total Fees	$936,150	$681,944

(1)
This category includes fees for professional services provided in conjunction with the audit and quarterly review of our financial statements and review of our registration statements and related issuances of consents, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	All other fees relate to subscriptions for accounting-related research software.
All fees described above were
pre-approved
by the Audit Committee.
P
RE
-A
PPROVAL
P
OLICIES
AND
P
ROCEDURES
The Charter of the Audit Committee provides for the
pre-approval
of audit and
non-audit
services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The Audit Committee generally pre-approves
specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.
Pre-approval
may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case
basis before the independent auditor is engaged to provide each service. The pre-approval
of services may be delegated to one or more of the
Audit
Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents to be filed as part of this report.

(1) Financial Statements. The Report of Independent Registered Public Accounting Firm (Seattle, WA; PCAOB ID 238) and our Consolidated Financial Statements as set out in Item 8 of the Initial Filing.

(2) Financial Statement Schedules. No financial statement schedules have been filed as part of this Amendment because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

(b) Exhibits.

The exhibits listed below on the Exhibit Index are filed or furnished as a part of this Amendment.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40708	3.1	August 12, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-257980	3.4	August 2, 2021

4.1	Form of common stock certificate of the Registrant.	S-1	333-257980	4.1	August 2, 2021

4.3	Description of Securities	10-K	001-40708	4.3	March 7, 2022

10.1	Amended and Restated Investor Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-257980	10.1	July 16, 2021

10.2+	2021 Equity Incentive Plan.	S-1	333-257980	10.4	August 2, 2021

10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1	333-257980	10.5	August 2, 2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1	333-257980	10.6	August 2, 2021

10.5+	2021 Employee Stock Purchase Plan.	S-1	333-257980	10.7	August 2, 2021

10.6+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-257980	10.8	August 2, 2021

10.7+	Executive Employment Agreement by and between the Registrant and Robert Azelby, effective October 1, 2020, as amended.	S-1	333-257980	10.9	August 2, 2021

10.8+	Executive Employment Agreement by and between the Registrant and Erin M. Lavelle, effective October 1, 2020, as amended.	S-1	333-257980	10.10	August 2, 2021

10.9+	Executive Employment Agreement by and between Eliem Therapeutics (UK) Ltd. and Valerie Morisset, Ph.D., effective January 1, 2021.	S-1	333-257980	10.11	July 16, 2021

10.10+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Robert Azelby.	8-K	001-40708	10.1	February 13, 2023

10.11+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and Erin Lavelle.	8-K	001-40708	10.2	February 13, 2023

10.12+	Retention Agreement, dated February 14, 2023, by and between Eliem Therapeutics, Inc. and Valerie Morisset.	10-K	001-40708	10.12	March 6, 2023

21.1	List of subsidiaries.	S-1	333-257980	21.1	August 2, 2021

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-40708	23.1	March 28, 2024	23.1

10.13+	Executive Employment Agreement by and between the Eliem Therapeutics, Inc. and James B. Bucher, effective October 1, 2020.	10-K	001-40708	10.13	March 28, 2024

10.14+	Separation and Consulting Agreement, dated February 13, 2023, by and between Eliem Therapeutics, Inc. and James B. Bucher.	10-K	001-40708	10.14	March 28, 2024

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40708	31.1	March 28, 2024

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40708	32.1	March 28, 2024

97.1	Eliem Therapeutics, Inc. Clawback Policy	10-K	001-40708	97.1	March 28, 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Levin Andrew Levin	Executive Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)	April 29, 2024

/s/ Emily Pimblett Emily Pimblett	Chief Accounting Officer (Principal Accounting Officer)	April 29, 2024