Form 10-Q
period 2024-03-31
Eliem Therapeutics, Inc.
filed 2024-05-15
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2024, the registrant had 29,091,166 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Eliem Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$105,031	$93,112
Short-term marketable securities	—	13,686
Prepaid expenses and other current assets	4,192	3,457
Total current assets	$109,223	$110,255
Operating lease right-of-use assets	111	199
Other long-term assets	—	15
Total assets	$109,334	$110,469
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	85	66
Accrued expenses and other current liabilities	2,640	2,433
Operating lease liabilities	225	334
Total current liabilities	$2,950	$2,833
Operating lease liabilities, net of current portion	—	15
Other long-term liabilities	—	22
Total liabilities	$2,950	$2,870
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 27,723,824 and 27,699,446 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	264,057	263,577
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(157,676)	(155,979)
Total stockholders’ equity	$106,384	$107,599
Total liabilities and stockholders’ equity	$109,334	$110,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$1,091	$5,720
General and administrative	1,914	17,718
Total operating expenses	3,005	23,438
Loss from operations	(3,005)	(23,438)
Other income (expense):
Foreign currency gain (loss)	(33)	248
Interest income, net	1,341	900
Total other income (expense)	1,308	1,148
Net loss	$(1,697)	$(22,290)
Net loss per share, basic and diluted	$(0.06)	$(0.84)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	27,638,528	26,492,438

Comprehensive loss:
Net loss	$(1,697)	$(22,290)
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	2	263
Comprehensive loss	$(1,695)	$(22,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	27,626,435	$3	$263,577	$(2)	$(155,979)	$107,599
Vesting of restricted stock awards and units	24,579	—	—	—	—	—
Exercise of stock options	10,999	—	15	—	—	15
Stock-based compensation	—	—	465	—	—	465
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—	—	—	(1,697)	(1,697)
Balance as of March 31, 2024	27,662,013	$3	$264,057	$—	$(157,676)	$106,384

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715
Vesting of restricted stock awards	19,608	—	—	—	—	—
Exercise of stock options	406,194	—	1	—	—	1
Stock-based compensation	—	—	10,171	—	—	10,171
Other comprehensive income	—	—	—	263	—	263
Net loss	—	—	—	—	(22,290)	(22,290)
Balance as of March 31, 2023	26,815,988	$3	$260,102	$(95)	$(143,150)	$116,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,697)	$(22,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	465	10,171
Non-cash operating lease expense	88	122
Accretion of discounts and amortization of premiums on investments, net	(63)	(491)
Foreign currency loss (gain) from remeasurement	28	(231)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	216	25
Long-term assets	15	(1,119)
Accounts payable	20	114
Accrued expenses and other liabilities	(745)	(1,459)
Operating lease liabilities	(124)	(107)
Long-term liabilities	(22)	88
Net cash used in operating activities	$(1,819)	$(15,177)
Cash flows from investing activities:
Purchase of marketable securities	—	(17,452)
Proceeds from maturities of marketable securities	13,751	23,249
Net cash provided by investing activities	$13,751	$5,797
Cash flows from financing activities:
Proceeds from the exercise of stock options	15	1
Net cash provided by financing activities	$15	$1
Effect of exchange rate changes on cash and cash equivalents	(28)	231
Net change in cash and cash equivalents	$11,919	$(9,148)
Cash and cash equivalents at beginning of period	93,112	43,585
Cash and cash equivalents at end of period	$105,031	$34,437
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$133	$121
Supplemental disclosure of non-cash investing and financing activities:
Deferred transaction costs accrued but not yet paid	$952	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eliem Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Organization and Summary of Significant Accounting Policies

Organization

Eliem Therapeutics, Inc. (Eliem or the Company) is a biotechnology company focused on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems. The Company was incorporated on October 18, 2018 as a Delaware corporation and is headquartered in Delaware.

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

On April 10, 2024, after a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, the Company entered into an Agreement and Plan of Merger and Reorganization (the Acquisition Agreement) with Tango Merger Sub, Inc. (Transitory Subsidiary), a Delaware corporation and a wholly owned subsidiary of the Company, Tenet Medicines, Inc. (Tenet), a Delaware corporation that is majority-owned by funds affiliated with RA Capital Management, L.P. (RA Capital Management), and, solely in his capacity as company equityholder representative, Stephen Thomas. The Acquisition Agreement provides for the acquisition of Tenet by the Company through the merger of Transitory Subsidiary into Tenet, with Tenet surviving as a wholly owned subsidiary of the Company (the Acquisition). Tenet is a privately held development stage biotechnology company focused on advancing its clinical stage program TNT119, an anti-CD19 monoclonal antibody designed for broad range of autoimmune disorders, including systemic lupus erythematosus (SLE), immune thrombocytopenia (ITP), and membranous nephropathy (MN).

Concurrently with the execution of the Acquisition Agreement, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with several accredited institutional investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement an aggregate of 31,238,282 shares of its common stock, at a price of $3.84 per share (the Private Placement). The Company expects to receive aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting estimated offering costs.

For additional information on the Acquisition and Private Placement, please refer to Note 8, Subsequent Events, to the interim condensed consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2024, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements as of and for the year ended December 31, 2023, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the condensed results of its operations as of the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The condensed results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $157.7 million as of March 31, 2024 and expects to incur additional losses from operations in the future. The Company estimates the available cash and cash equivalents of $105.0 million as of March 31, 2024 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements and the Company anticipates that it will need to raise substantial financing in the future to fund its operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and two financial institutions in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively. As of March 31, 2024, the Company has investments in money market funds which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through March 31, 2024, and the date of this filing, the Company has not experienced any losses on such deposits.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$103,239	$—	$103,239
Total assets	$103,239	$—	$103,239

	December 31, 2023
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$89,197	$—	$89,197
Marketable securities:
U.S. Treasury securities	8,962	—	8,962
U.S. government agency debt securities	—	4,724	4,724
Total marketable securities	8,962	4,724	13,686
Total assets	$98,159	$4,724	$102,883

Summary of Significant Accounting Policies

Deferred Transaction Costs

The Company capitalized certain legal, accounting and other third-party fees that are directly associated with the Acquisition and the Securities Purchase Agreement. After consummation, the deferred transaction costs associated with the Acquisition will be included in the total purchase consideration and the deferred transaction costs associated with the Securities Purchase Agreement will be recorded as a reduction of additional paid-in capital generated as a result of the offering. As of March 31, 2024, deferred transaction costs, primarily legal fees, were $1.0 million, were recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the condensed consolidated balance sheet. Should the Acquisition or Securities Purchase Agreement not be completed, the deferred transaction costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss.

See Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The standard also simplifies the diluted net income per share calculation in certain areas. The effective date of this update for non-public companies is for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020 and interim periods therein. The Company adopted ASU 2020-06 on January 1, 2024, which did not have a material impact on its consolidated financial statements.

Recently Accounting Pronouncements Not Yet Adopted

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the three months ended March 31, 2024. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

2. Investments

As of March 31, 2024, the Company had no available-for-sale securities.

As of December 31, 2023, investments consist of the following available-for-sale securities, all of which matured during the current period (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$8,962	$—	$8,962
U.S. government agency debt securities	4,726	(2)	4,724
Total short-term marketable securities	$13,688	$(2)	$13,686

There was no material realized gain or loss on available-for-sale securities during the period ended March 31, 2024 or December 31, 2023.

As of December 31, 2023, investments in a continual unrealized loss position for less than 12 months consist of the following (in thousands):

December 31, 2023
Fair Value
U.S. Treasury securities	$5,967
U.S. government agency debt securities	2,234
Total available-for-sale securities	$8,201

3. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Recoverable research and development tax credits	$2,021	$2,024
Deferred transaction costs	952	—
Other assets	625	552
Prepaid expenses	571	847
Prepaid research and development expenses	23	34
Total prepaid expenses and other current assets	$4,192	$3,457

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll expenses	$1,025	$1,111
Accrued transaction costs	952	—
Accrued restructuring expenses	315	1,066
Other accrued expenses	304	90
Accrued research and development expense	22	28
Other current liabilities	22	138
Total accrued expenses and other current liabilities	$2,640	$2,433

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

As of March 31, 2024, the remaining weighted-average lease term was 0.6 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 7.5%.

For each of the three months ended March 31, 2024 and 2023, the Company incurred $0.1 million in rent expense. Sublease income was $33,000 for the three months ended March 31, 2024, which was classified as a reduction in rent expense.

As of March 31, 2024, the annual future minimum lease payments due under the Company’s non-cancelable operating leases are as follows:

	Operating Lease	Sublease	Net Operating
Year Ending December 31,	Payments	Income	Lease Payments
2024 (remaining 9 months)	$215	(99)	116
2025	15	(11)	4
Total undiscounted lease payments	$230	$(110)	$120
Present value adjustment	(5)
Total operating lease liabilities	$225

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

2021 Plan and ESPP

The compensation committee of the Company's board of directors adopted and the Company's stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective in August 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of March 31, 2024, the total number of shares authorized for issuance under the 2021 Plan was 6,912,316. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board of directors prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company's common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of March 31, 2024, there were 1,064,225 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company's board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of March 31, 2024, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either: (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

No stock option awards were granted during the three months ended March 31, 2024 or 2023.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2023	4,586,476	$5.40	2.28	$1,060
Options expired	(307,853)	6.95
Options exercised	(10,999)	1.32		17
Options forfeited	(6,097)	13.8
Balance as of March 31, 2024	4,261,527	$5.29	2.13	$1,073
Vested and expected to vest, March 31, 2024	4,261,527	$5.29	2.13	$1,073
Options exercisable as of March 31, 2024	3,794,290	$5.36	1.39	$932

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

Restricted Stock

The Company has: (i) restricted stock awards with service conditions that vest 25% on the first anniversary of the grant date and the remainder vesting monthly over the following three years and (ii) restricted stock units that vest quarterly over a two year or two and a half year period. The restricted stock awards are subject to repurchase by the Company at the original purchase price in the event that the award recipient’s employment or relationship is terminated prior to the shares vesting.

The activity for restricted stock awards and units is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	149,975	$6.03
Granted	63,000	2.81
Vested	(24,579)	6.38
Unvested at March 31, 2024	188,396	$4.91

Modifications & Accelerations

Certain equity awards are subject to provisions in which the vesting of these awards is automatically accelerated upon the occurrence of events such as an involuntary termination in connection with a reduction in force. Further, in connection with the Restructuring Plan, the Company modified the terms of certain equity awards for impacted employees including partial or full acceleration of vesting of stock options and restricted stock awards upon separation and extension of exercise periods for stock options post-separation. As a result of: (i) the contractual acceleration and (ii) the discretionary modification of equity awards in connection with the Restructuring Plan, the Company recorded incremental stock-based compensation expense of $9.0 million for the three months ended March 31, 2023, of which $0.5 million and $8.5 million is included in research and development expense and general and administrative expense, respectively.

Stock-Based Compensation

The following table sets forth stock-based compensation for stock options, restricted stock awards, and restricted stock units included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$269	$1,032
General and administrative expense	196	9,139
Total stock-based compensation expense	$465	$10,171

As of March 31, 2024, there was $1.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.75 years. Further, there was $0.9 million of unrecognized compensation cost related to unvested restricted stock awards and units, which is expected to be recognized over a weighted average period of 1.3 years.

6. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(1,697)	$(22,290)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	27,638,528	26,492,438
Net loss per share, basic and diluted	$(0.06)	$(0.84)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Common stock options	4,261,527	5,466,938
Unvested restricted stock awards and units	188,396	271,220
Total potentially dilutive shares	4,449,923	5,738,158

7. Restructuring Costs

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

The Company incurred aggregate restructuring costs of $18.8 million, substantially all of which were recognized in 2023 and have been fully recognized as of March 31, 2024. Restructuring costs incurred during the three months ended March 31, 2024 were not material.

The activity in the restructuring liability was as follows for the three months ended March 31, 2024 (in thousands):

Restructuring Liability
Restructuring liability as of December 31, 2023	$1,077
Restructuring costs incurred during the period	20
Restructuring costs paid during the period	(782)
Restructuring liability as of March 31, 2024	$315

Substantially all of the remaining restructuring liability as of March 31, 2024 was paid in April 2024.

During the three months ended March 31, 2023, the Company recorded restructuring costs of $15.8 million. These costs primarily related to severance payments, healthcare benefits and stock-based compensation.

A summary of the restructuring costs recorded in the statement of operations and comprehensive loss for the three months ended March 31, 2023 is as follows (in thousands):

	Three Months Ended March 31, 2023
	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$5,437	$8,520	$13,957
Research and development expense	1,342	488	1,830
Total restructuring costs	$6,779	$9,008	$15,787

Employees affected by the reduction in workforce under the Restructuring Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in February 2023 and have no requirement to provide future service beyond a minimum retention period, the Company recognized the liability for the full termination benefits at fair value in the first quarter of 2023. For employees who are required to provide services beyond a minimum retention period to receive their termination benefits, the Company recognizes the termination benefits ratably over their future service periods. The service periods began in February 2023 and the majority ended at various dates through the third quarter of 2023.

Employees who were notified of their termination in October 2023 had no requirement to provide future service beyond a minimum retention period, and therefore the Company recognized the liability for the full termination benefits at fair value in the fourth quarter of 2023.

8. Subsequent Events

Acquisition Agreement and Private Placement with a Related Party

On April 10, 2024, after a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, the Company entered into the Acquisition Agreement. The Acquisition Agreement provides for the acquisition of Tenet by the Company through the merger of Transitory Subsidiary into Tenet, with Tenet surviving as a wholly owned subsidiary of the Company. Tenet is a privately held development stage biotechnology company focused on advancing its clinical stage program, TNT119, an anti-CD19 monoclonal antibody designed for broad range of autoimmune disorders, including SLE, ITP, and MN.

Concurrently with the execution of the Acquisition Agreement, the Company entered into the Securities Purchase Agreement with several accredited institutional investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement an aggregate of 31,238,282 shares of its common stock, at a price of $3.84 per share. The Company expects to receive aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting estimated offering costs.

At the effective time of the Acquisition, by virtue of the Acquisition and without any action on the part of the holders of common stock of Tenet, (i) all issued and outstanding shares of the common stock of Tenet and (ii) all securities convertible into shares of common stock of Tenet will be converted into the right to receive, in the aggregate, a number of shares of the Company’s common stock (the Aggregate Consideration) (rounded to the nearest whole share) equal to fifteen and two-fifths percent (15.4%) of the outstanding shares of the Company’s common stock as of immediately following the closing of the Acquisition (and for the avoidance of doubt, before giving effect to the issuance of any securities pursuant to the Private Placement), calculated on a fully-diluted basis using the treasury stock method (including, for clarity, calculated by disregarding any out-of-the-money outstanding stock options of the Company).

Upon the unanimous recommendation of a special committee of the Company’s board of directors consisting solely of independent and disinterested directors, the Company’s board of directors determined that the terms of the Acquisition and the other transactions are fair to and in the best interests of the Company and the unaffiliated stockholders, approved the execution of the Acquisition Agreement and, subject to the terms and conditions of the Acquisition Agreement, recommended that the Company’s stockholders vote to, among other things, issue the Aggregate Consideration issuable in connection with the Acquisition under the rules of The Nasdaq Stock Market LLC (the Company Voting Proposals).

The Acquisition and the Private Placement are expected to close in the middle of 2024, subject to the satisfaction of customary closing conditions, including regarding receipt of the required approvals by the parties’ stockholders (including the affirmative vote of a majority of the aggregate voting power held by disinterested stockholders of the Company), the accuracy of the representations and warranties and compliance by the parties with their respective covenants.

The Acquisition Agreement contains certain termination rights of each of the Company and Tenet, including if the Company’s stockholders fail to adopt and approve the Company Voting Proposals. Upon termination of the Acquisition Agreement under specified circumstances, the Company may be required to pay Tenet a termination fee of $1.0 million and reimburse Tenet’s transaction-related expenses up to a maximum of $0.5 million.

Bridge Note with Related Party

On May 14, 2024, the Company and Tenet entered into a Senior Secured Promissory Note (the Note) providing for the Company to make short-term loans (the Loan or Loans) to Tenet up to an aggregate principal amount of $15.0 million. On or about the date of execution of the Note, the Company made an initial Loan to Tenet of $5.0 million. Tenet requested the Loan in order to provide it with sufficient cash to fund its operations prior to the consummation of the Acquisition. Tenet’s ability to borrow the remaining $10.0 million under the Note is subject to certain conditions and restrictions on use.

The Loans will bear simple interest at a fixed rate per annum of 6%. All outstanding Loans, together with accrued interest, will become due and payable upon the earlier of (i) 12 months from the date of issuance the Note, (ii) the occurrence of specified corporate transactions, or (iii) Tenet’s receipt of at least $15.0 million in gross proceeds from the closing of a bona fide equity and/or debt financing.

Under the Note, Tenet granted the Company a continuing, first-priority perfected security interest in all of Tenet’s present and future assets, properties and rights, whether tangible or intangible, including, without limitation, the intellectual property of Tenet. The Note contains certain customary representations and warranties and certain customary events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results and Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 28, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Eliem Therapeutics, Inc. and its wholly owned subsidiary.

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

As a part of this process, our representatives and representatives of Tenet Medicines, Inc. (Tenet), which is majority-owned by funds affiliated with RA Capital, engaged in preliminary discussions in an effort to determine whether a potential transaction between the two companies could be mutually beneficial. On March 14, 2024, Tenet submitted a Non-Binding Term Sheet, that contemplated our acquisition of Tenet through a transaction whereby we would issue common stock to Tenet’s equityholders in exchange for all of the outstanding equity of Tenet, and Tenet would become our wholly owned subsidiary.

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on April 10, 2024, we entered into an Agreement and Plan of Merger and Reorganization (the Acquisition Agreement) with Tango Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (Transitory Subsidiary), Tenet, and, solely in his capacity as company equityholder representative, Stephen Thomas. The Acquisition Agreement provides for the acquisition of Tenet by us through the merger of Transitory Subsidiary into Tenet, with Tenet surviving as our wholly owned subsidiary (the Acquisition). Tenet is a privately held development stage biotechnology company focused on advancing its clinical stage development program, TNT119, an anti-CD19 monoclonal antibody designed for broad range of autoimmune disorders, including systemic lupus erythematosus (SLE), immune thrombocytopenia (IPT) and membranous nephropathy (MN).

Concurrently with the execution of the Acquisition Agreement, we entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with several accredited institutional investors, pursuant to which we agreed to issue and sell to such investors in a private placement an aggregate of 31,238,282 shares of our common stock, at a price of $3.84 per share (the Private Placement). We expect to receive aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting estimated offering costs.

At the effective time of the Acquisition, by virtue of the Acquisition and without any action on the part of the holders of common stock of Tenet, (i) all issued and outstanding shares of the common stock of Tenet and (ii) all securities convertible into shares of common stock of Tenet will be converted into the right to receive, in the aggregate, a number of shares of our common stock (the Aggregate Consideration) (rounded to the nearest whole share) equal to fifteen and two-fifths percent (15.4%) of the outstanding shares of our common stock as of immediately following the closing of the Acquisition (and for the avoidance of doubt, before giving effect to the issuance of any securities pursuant to the Private Placement), calculated on a fully-diluted basis using the treasury stock method (including, for clarity, calculated by disregarding any out-of-the-money outstanding stock options of our company).

Upon the unanimous recommendation of a special committee of our board of directors consisting solely of independent and disinterested directors, our board of directors determined that the terms of the Acquisition and the other transactions are fair to and in the best interests of our company and the unaffiliated stockholders, approved the execution of the Acquisition Agreement and, subject to the terms and conditions of the Acquisition Agreement, recommended that our stockholders vote to, among other things, issue the Aggregate Consideration issuable in connection with the Acquisition under the rules of The Nasdaq Stock Market LLC (the Company Voting Proposals).

The Acquisition and the Private Placement are expected to close in the middle of 2024, subject to the satisfaction of customary closing conditions, including regarding receipt of the required approvals by the parties’ stockholders (including the affirmative vote of a majority of the aggregate voting power held by disinterested stockholders of our company), the accuracy of the representations and warranties and compliance by the parties with their respective covenants.

The Acquisition Agreement contains certain termination rights of each of us and Tenet, including if our stockholders fail to adopt and approve the Company Voting Proposals. Upon termination of the Acquisition Agreement under specified circumstances, we may be required to pay Tenet a termination fee of $1.0 million and reimburse Tenet’s transaction-related expenses up to a maximum of $0.5 million.

Our future operations are highly dependent on the success of the Acquisition and Private Placement, and there can be no assurances that the Acquisition and Private Placement will be successfully consummated. In the event that we do not complete the Acquisition and Private Placement, we may explore strategic alternatives, including, without limitation, another strategic transaction.

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $1.7 million and $22.3 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $157.7 million and $156.0 million as of March 31, 2024 and December 31, 2023, respectively.

Since our inception, we have primarily funded our operations with an aggregate of $208.3 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and our initial public offering of our common stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. We had cash and cash equivalents of $105.0 million as of March 31, 2024 and cash, cash equivalents, and marketable securities of $106.8 million as of December 31, 2023. Based on our current operating plan, we estimate that our cash and cash equivalents will be sufficient to fund our planned operations through at least 12 months following the filing date of this Form 10-Q.

If the Acquisition or other strategic transaction is not consummated and/or if product development is resumed, we will require substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we may finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue any future development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, resulting from increased volatility in the trading prices for shares in the biopharmaceutical industry, the ongoing pandemic, or otherwise. In addition, our ability to continue to benefit from research and development tax credits and incentives will depend on our ability to continue meet the applicable requirements for them. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. To the extent we continue to pursue clinical development of any future product candidate, our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. We expect to continue to incur operating losses for the foreseeable future in connection with the Acquisition and Private Placement.

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

We incurred aggregate restructuring costs of $18.8 million, substantially all of which were recognized in 2023 and have been fully recognized as of March 31, 2024. Restructuring costs incurred during the three months ended March 31, 2024 were not material.

During the three months ended March 31, 2023, we recorded restructuring costs of $15.8 million. These costs primarily related to severance payments, healthcare benefits and stock-based compensation.

A summary of the restructuring costs recorded in the statement of operations and comprehensive loss for the three months ended March 31, 2023 is as follows (in thousands):

	Three Months Ended March 31, 2023
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

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including our paused product candidates ETX-123 and ETX-155.

Our direct research and development costs include:

•
expenses incurred in connection with research, laboratory consumables and preclinical and clinical trial activities;

•
the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
•
consulting fees.

Our indirect research and development costs include:

•
personnel-related expenses, such as salaries, bonuses, benefits, stock-based compensation expense, and termination benefits, for our scientific personnel performing research and development activities; and
•
facility rent.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$1,091	$5,720	$(4,629)	(80.9)%
General and administrative	1,914	17,718	(15,804)	(89.2)%
Total operating expenses	3,005	23,438	(20,433)	(87.2)%
Loss from operations	(3,005)	(23,438)	20,433	(87.2)%
Other income (expense):
Foreign currency gain (loss)	(33)	248	(281)	(113.3)%
Interest income, net	1,341	900	441	49.0%
Total other income (expense)	1,308	1,148	160	13.9%
Net loss	$(1,697)	$(22,290)	$20,593	(92.4)%

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Operating Expenses

Research and Development

Research and development expenses decreased by 80.9% from $5.7 million for the three months ended March 31, 2023 to $1.1 million for the three months ended March 31, 2024. The decrease was due to a (i) a $3.2 million reduction in personnel-related expenses, which was driven by restructuring costs of $1.8 million in the prior period and $1.3 million from reduced headcount, and (ii) a $2.5 million decrease in direct clinical and preclinical expenses, primarily due to the pause of ETX-123 in July 2023 and ETX-155 in February 2023. This decrease was partially offset by a $1.0 million decrease in the U.K. refundable research and development tax credits due to the overall reduction in qualifying research and development expenses.

General and Administrative

General and administrative expenses decreased 89.2% from $17.7 million for the three months ended March 31, 2023 to $1.9 million for the three months ended March 31, 2024. This decrease was due to (i) a $15.0 million reduction in personnel-related expenses, which was driven by restructuring costs of $14.0 million in the prior period and $1.0 million from reduced headcount, and (ii) a $0.8 million decrease in other general and administrative expenses, largely due to a reduction in legal expenses, consulting fees, and insurance costs.

Other Income (Expense)

Foreign Currency Gain (Loss)

Foreign currency loss increased from a $0.2 million gain for the three months ended March 31, 2023 to a $33,000 loss for the three months ended March 31, 2024. The increase was driven by unfavorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the current period.

Interest Income net

Interest income, net increased from $0.9 million for the three months ended March 31, 2023 to $1.3 million for the three months ended March 31, 2024, which was driven by an increase in investment income. The increase was due to greater rates of return on our investments as a result of higher interest rates in the current period.

Liquidity and Capital Resources

Sources of Liquidity

We primarily generate cash and cash equivalents from the sale of our equity securities, including common stock and redeemable convertible preferred stock, and to a lesser extent from cash received pursuant to U.K. research and development tax credits and incentives. From our inception to March 31, 2024, we raised aggregate proceeds of $208.3 million from the issuance of shares of our redeemable convertible preferred stock and from our initial public offering of our common stock. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. We had cash and cash equivalents of $105.0 million as of March 31, 2024 and cash, cash equivalents, and marketable securities of $106.8 million as of December 31, 2023. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $157.7 million and $156.0 million, respectively.

Funding Requirements

We believe our cash and cash equivalents of $105.0 million as of March 31, 2024 will be sufficient to meet our projected operating requirements for at least the next twelve months following the filing date of this Form 10-Q. Continued cash generation is highly dependent on our ability to finance our operations through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction, and future operations are highly dependent on the success of the Acquisition and the closing of the Private Placement.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,819)	$(15,177)
Net cash provided by investing activities	13,751	5,797
Net cash provided by financing activities	15	1

Operating activities

For the three months ended March 31, 2024, net cash used in operating activities was $1.8 million. This consisted primarily of net loss of $1.7 million and changes in our operating assets and liabilities that resulted in a net decrease in cash of $0.6 million. The decrease in cash was partially offset by total non-cash adjustments of $0.5 million that primarily related to stock-based compensation expense.

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

Investing activities

For the three months ended March 31, 2024, net cash provided by investing activities was $13.8 million, which consisted of proceeds received from maturities of marketable securities.

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

As of March 31, 2024, our restructuring liability was $0.3 million, substantially all of which was paid in April 2024.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 and December 31, 2023.

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

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2024.

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

Based on our evaluation, our executive chairman has concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those risks discussed in further detail below. These risks include, among others, the following:

•
Failure to complete the Acquisition could adversely impact our company, including resulting in us paying a termination fee to Tenet and a decline in the price of our common stock and an adverse impact on our future business and operations.
•
If the conditions to the Acquisition are not satisfied or waived, the Acquisition may not be consummated and the Private Placement will likely not close.
•
Some of our and Tenet’s directors, executive officers and principal stockholders, including RA Capital Management, have interests in the Acquisition that are different from yours and that may influence them to support or approve the Acquisition without regard to your interests.
•
Our stockholders may not realize a benefit from the Acquisition and the Private Placement commensurate with the ownership dilution they will experience in connection with the Acquisition and the Private Placement.
•
If the Acquisition and the Private Placement are not completed, the price of our common stock may decline or fluctuate significantly.
•
The number of shares of our common stock that we will issue to former Tenet stockholders in the Acquisition is based on a formula and is uncertain.
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

Risks Related to the Acquisition and the Private Placement

Failure to complete the Acquisition could adversely impact our company, including resulting in us paying a termination fee to Tenet and a decline in the price of our common stock and an adverse impact on our future business and operations.

If the Acquisition is not completed, we are subject to the following risks, among others:

•
if the Acquisition Agreement is terminated under specified circumstances, we will be required to pay Tenet a termination fee of $1.0 million and reimburse Tenet’s transaction-related expenses up to a maximum of $0.5 million;
•
the price of our common stock may decline and could fluctuate significantly; and
•
we may be required to pay certain costs related to the Acquisition, such as legal and accounting fees, whether or not the Acquisition is consummated.

If the Acquisition Agreement is terminated and our board of directors determines to seek another strategic or financial transaction, there can be no assurance that we will be able to identify and/or consummate such a transaction that would yield greater benefits than the benefits to be provided under the Acquisition Agreement.

If the conditions to the Acquisition are not satisfied or waived, the Acquisition may not be consummated.

The closing of the Acquisition is subject to a number of conditions as set forth in the Acquisition Agreement that must be satisfied or waived, including, among others, approval of our stockholders at the meeting of our stockholders to approve the Acquisition.

There can be no assurance as to whether or when the conditions to the closing of the Acquisition will be satisfied or waived or as to whether or when the Acquisition will be consummated. If the conditions are not satisfied or waived, the Acquisition may not be consummated or the closing of the Acquisition may be delayed, and we and Tenet each may lose some or all of the intended benefits of the Acquisition.

If the Acquisition is not consummated, the Private Placement will likely not close.

In connection with the Acquisition, on April 10, 2024, we entered into the Securities Purchase Agreement with the certain investors, pursuant to which such investors agreed to purchase 31,238,282 shares of our common stock upon the closing of the Private Placement, which is expected to occur immediately following the closing of the Acquisition. The expected gross proceeds from the Private Placement are approximately $120.0 million, before deducting estimated offering expenses. The closing of the Private Placement is subject to a number of conditions as set forth in the Securities Purchase Agreement that must be satisfied or waived, including, among others, the approval of our stockholders at the meeting of our stockholders to approve the Acquisition, the closing of the Acquisition and certain other conditions. In the event of any such failure to meet the conditions precedent, if the investors in the Private Placement do not waive our requirement to satisfy such conditions (to the extent applicable), then the Private Placement will not close.

The Acquisition may be completed even though a material adverse effect may result from the announcement of the Acquisition, industry-wide changes or other causes.

In general, neither we nor Tenet is obligated to complete the Acquisition if there is a “material adverse effect” affecting the other party between April 10, 2024, the date of the Acquisition Agreement, and the closing of the Acquisition. However, certain types of changes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general business or economic conditions affecting the industry in which we and/or Tenet, as applicable, operates, changes in GAAP, change in, or compliance with or action taken for the purpose of complying with any laws, rules, regulations of general applicability or GAAP or interpretations thereof, natural disasters, pandemics and related or associated epidemics, acts of war, outbreak or escalation of hostilities or acts of terrorism, changes in financial, banking, securities markets, or general economic, regulatory, legislative or political conditions, changes resulting from the announcement or pendency of the Acquisition, and failures to meet internal expectations or projections of results of operations. Therefore, if any of these events were to occur impacting us or Tenet, the other party would still be obliged to consummate the closing of the Acquisition. If any such adverse changes occur and we and Tenet consummate the Acquisition, the price of our common stock following the closing of the Acquisition may suffer. This in turn may reduce the value of the Acquisition to our stockholders, Tenet’s stockholders or both.

Some of our and Tenet’s directors, executive officers and principal stockholders, including RA Capital Management, have interests in the Acquisition that are different from yours and that may influence them to support or approve the Acquisition without regard to your interests.

Some of our and Tenet’s directors, executive officers and principal stockholders, such as RA Capital Management, have interests in the Acquisition that are different from, or in addition to, the interests of our stockholders generally. These interests with respect to our directors and executive officers may include, among others, that our directors and certain of our executive officers are expected to continue to serve as directors and executive officers, respectively, of the combined company after the closing of the Acquisition (Post-Closing Eliem); that certain of Tenet’s current executive officers are expected to enter into employment agreements with us on or prior to the closing of the Acquisition; and that our directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Acquisition Agreement. These interests with respect to Tenet’s directors and executive officers may include, among others, transaction bonus payments, discretionary annual performance bonuses and the payment of base salaries or consulting compensation, as applicable. Additionally, certain of our and Tenet’s directors and/or their respective affiliated funds will receive additional shares of our common stock in the Acquisition, and RA Capital Management, which is affiliated with one of our directors, has agreed to participate in the Private Placement. Certain of Tenet’s executive officers are expected to serve as interim officers of Post-Closing Eliem after the closing of the Acquisition, including that William Bonificio, Chief Business Officer of Tenet, is expected to serve as interim Chief Business Officer of Post-Closing Eliem and Stephen Thomas, Chief Executive Officer of Tenet, is expected to serve as interim Chief Executive Officer of Post-Closing Eliem and on the board of directors of Post-Closing Eliem as of, and contingent upon, the closing of the Acquisition.

Our board of directors and Tenet’s board of directors, including the special committee of our board of directors, were aware of and considered those interests, among other matters, in reaching their respective decisions to approve and adopt the Acquisition Agreement, approve the Acquisition and the Private Placement, and recommend the approval of the Acquisition Agreement and related matters to our and Tenet’s stockholders. These interests, among other factors, may have influenced our and Tenet’s directors and executive officers to support or approve the Acquisition.

The number of shares of our common stock that we will issue to former Tenet equityholders in the Acquisition is based on a formula and is uncertain.

Pursuant to the Acquisition Agreement, the aggregate consideration payable by us to the former equityholders of Tenet in the Acquisition will be a number of shares of our common stock (rounded to the nearest whole share) equal to fifteen and two-fifths percent (15.4%) of the outstanding shares of our common stock as of immediately following the closing of the Acquisition (and for the avoidance of doubt, before giving effect to the issuance of any securities pursuant to the Private Placement), calculated on a fully diluted basis using the treasury stock method (including, for clarity, calculated by disregarding any of our out-of-the-money outstanding stock options).

Because the aggregate consideration depends on a formula determined at the closing of the Acquisition, which is based on the number of shares of our common stock then outstanding, our stockholders will not know or be able to determine at the time of the meeting of our stockholders to approve the Acquisition the exact number of shares of our common stock that Tenet stockholders will receive as the aggregate consideration or the market value of such shares.

The market price of our common stock fluctuated prior to and after the date of the announcement of the Acquisition Agreement and has and will continue to fluctuate from the date of this Quarterly Report on Form 10-Q to the date of the meeting of our stockholders to approve the Acquisition, and through the date the Acquisition is completed. It is impossible to accurately predict the market price of our common stock and, therefore, impossible to accurately predict the value of the shares of our common stock that we will issue to former Tenet stockholders in the Acquisition. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in our business, results of operations, financial condition and prospects, market assessments of the likelihood that the Acquisition will be completed, interest rates and other factors generally affecting the price of our common stock and the timing of the Acquisition. Many of these factors are beyond our control.

Our stockholders may not realize a benefit from the Acquisition and the Private Placement commensurate with the ownership dilution they will experience in connection with the Acquisition and the Private Placement.

If Post-Closing Eliem is unable to realize the full strategic and financial benefits currently anticipated from the Acquisition and the Private Placement, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent Post-Closing Eliem is able to realize only part of the benefits currently anticipated from the Acquisition and the Private Placement.

The obligations and liabilities of Tenet, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Tenet to us.

Tenet’s obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in Tenet’s financial statements, may be greater than we have anticipated. The obligations and liabilities of Tenet could have a material adverse effect on Tenet’s business or Tenet’s value to us or on our business, results of operations or financial condition. We are not entitled to indemnification by Tenet under the Acquisition Agreement with respect to obligations or liabilities of Tenet, whether known or unknown. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through any applicable insurance or alternative remedies that might be available to us, we could suffer severe consequences that materially and adversely affect our business, results of operations or financial condition.

If the Acquisition and the Private Placement are not completed, the price of our common stock may decline or fluctuate significantly.

Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. The market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Acquisition and the Private Placement or otherwise raise additional capital to support our operations if the Acquisition is not consummated and another strategic or financial transaction cannot be identified, negotiated and consummated in a timely manner, if at all. In addition, our common stock may remain subject to such fluctuations even if the Acquisition and the Private Placement are completed.

The volatility of the market price of our common stock may be exacerbated by low trading volume or other factors. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

The market price of our common stock following the Acquisition may decline as a result of the Acquisition.

The market price of our common stock may decline as a result of the Acquisition for a number of reasons, including if:

•
investors react negatively to the prospects of Post-Closing Eliem’s business and prospects following the closing of the Acquisition;
•
the effect of the Acquisition on Post-Closing Eliem’s business and prospects following the closing of the Acquisition is not consistent with the expectations of financial or industry analysts; or
•
Post-Closing Eliem does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by stockholders or financial or industry analysts.

During the pendency of the Acquisition, we may not be able to enter into a strategic transaction with another party on more favorable terms because of restrictions in the Acquisition Agreement, which could adversely affect our business prospects.

Covenants in the Acquisition Agreement impede our ability to make acquisitions during the pendency of the Acquisition, subject to specified exceptions. As a result, if the Acquisition is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Acquisition Agreement is in effect, we are generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submitting or announcing any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to an acquisition proposal or acquisition inquiry, subject to specified exceptions. Any such transactions could be favorable to our stockholders, but we may be unable to pursue them.

Certain provisions of the Acquisition Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Acquisition Agreement.

The terms of the Acquisition Agreement prohibit each of us and Tenet from soliciting competing proposals or cooperating with persons making unsolicited acquisition proposals, except, in the case of us, in limited circumstances. In addition, if the Acquisition Agreement is terminated under specified circumstances, we would be required to pay Tenet a termination fee of $1.0 million and reimburse Tenet’s transaction-related expenses up to a maximum of $0.5 million. These payments may discourage third parties from submitting competing proposals to us or our stockholders and may cause our board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Tenet common stock makes it difficult to evaluate the fair market value of Tenet’s common stock, the value of our common stock to be issued to Tenet stockholders in connection with the Acquisition may be more or less than the fair market value of Tenet common stock.

The outstanding common stock of Tenet is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Tenet common stock. Because the percentage of our equity to be issued to Tenet stockholders in the Acquisition was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued to Tenet stockholders in connection with the Acquisition will be more or less than the fair market value of Tenet common stock.

We and Tenet may become involved in securities litigation or stockholder derivative litigation in connection with the Acquisition, the Private Placement and the other transactions contemplated by the Acquisition Agreement, and this could divert the attention of our and Tenet’s management and harm Post-Closing Eliem’s business.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of an acquisition or a business combination transaction. We and Tenet may become involved in this type of litigation in connection with the Acquisition, the Private Placement and the other transactions contemplated by the Acquisition Agreement, and Post-Closing Eliem may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business and the business of Tenet and Post-Closing Eliem.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

We are a biotechnology company with a limited operating history. Our efforts have focused primarily on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous system. If we are successful in closing the Acquisition, our efforts will focus on the treatment of unmet needs in autoantibody-mediated diseases, in particular the clinical development of Tenet’s lead product candidate, TNT119. To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue in the foreseeable future. All of our product candidates and TNT119 are in early stages of research and development. As a result, we are not profitable and we have incurred significant operating losses since inception. Our net losses were $1.7 million, $22.3 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $157.7 million and $156.0 million as of March 31, 2024 and December 31, 2023, respectively.

While we have taken measures to reduce our expenses in the near term, we continue to incur significant expenses related to our ongoing operations, including expenses relating to the wind down of ETX-123 and ETX-155, our corporate restructuring, and expenses related to the Acquisition, and are not currently moving any of our existing product candidates toward commercialization. We therefore expect to continue to have operating losses for the foreseeable future. If we are able to complete a strategic transaction that will allow us to continue development of our programs, such as the Acquisition and the Private Placement, we may resume our work to identify, acquire, and conduct research and development of future product candidates, and potentially begin to commercialize any future products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we are unable to bring any of our product candidates or future product candidates through full clinical trials for any reason, or if such product candidates or future product candidates do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

If we are unable to access capital when needed, it could force us to delay, reduce or terminate our product development programs, commercialization efforts, or other operations.

While we expect to have adequate capital to fund our operations into 2027 if we are able to complete the Acquisition and the Private Placement, our future capital requirements and the period during which we expect to complete the Acquisition and the Private Placement may vary significantly from what we expect, and we may have to seek an alternate resolution or additional capital. If the Acquisition and the Private Placement are consummated and/or if product development is resumed, we will require substantial additional funding to support our continuing operations. In addition, even if we are successful in completing the Acquisition and the Private Placement, we may still need to raise additional funds for any research and development or clinical programs we may choose to pursue in the future. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
our ability to complete, in a timely manner or at all, the Acquisition and the Private Placement;
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

If we are unable to complete the Acquisition and the Private Placement or obtain funding on a timely basis or on acceptable terms, we may have to pursue less advantageous strategic opportunities, limit future research and development, or dissolve the Company and liquidate our assets.

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

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, we have paused or discontinued the development of all of our product candidates, which are still in drug discovery stages, and we may not ever obtain regulatory approval for any future product candidates. In addition, as a company, we have not developed any product candidates for the autoimmune diseases and if the Acquisition is successful, will focus on the clinical development of Tenet’s lead product candidate, TNT119, for SLE and ITP.

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

We currently have no source of product revenue and may never become profitable

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

To obtain the requisite regulatory approvals to commercialize any future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans to the satisfaction of FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, in the United States, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of ETX-810 to achieve statistically significant separation from placebo on the primary endpoint in either of our Phase 2a clinical trials in DPNP and LSRP, respectively. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, preclinical models evaluating product candidates for pain are notoriously unreliable and, as such, the therapies face substantial translational risk. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of ETX-123, ETX-155 or any of our other product candidates. If we are successful in closing the Acquisition, our success will be heavily dependent on the progress and outcomes of Tenet’s upcoming Phase 2 clinical trials of TNT119 in SLE and ITP. The commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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

Further, clinical trials that we may undertake in the future will likely contain endpoints that require subjective assessments and subject us to a substantial risk of “placebo effect”. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show statistically significant effect of the product candidate as compared to the control arm and may ultimately cause a clinical trial to fail.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Biden administration used several means to propose or implement drug pricing reform, including through executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare Part B and Part D that have been approved by the FDA for at least 7 years for drugs, and 11 years for biologics; and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Drugs and biologics are selected for negotiation two years prior to the negotiated price taking effect. Therefore, if selected for price negotiations, small-molecule drug manufacturers and biologic manufacturers are afforded at least 9 years and 13 years, respectively, before they must sell their product at the negotiated price under Medicare Part B and Part D, as applicable. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions take effect progressively starting in fiscal year 2023.On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. The EEA, the U.K. and certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States in compliance with law, such as the EEA standard contractual clauses, the U.K. International Data Transfer Agreement and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant United States-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We rely on third parties in winding down our development of our former clinical product candidates, and we expect to rely on third-party CROs to conduct, supervise, and monitor our future preclinical studies and clinical trials for our product candidates and do not currently plan to independently conduct preclinical studies or future clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our future preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for various reasons, including a failure to perform by the third parties; if we need to enter into alternative arrangements, that will delay our product development activities and harm our business.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing clinician and patients’ needs, competitive technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our existing products and technologies or expand the breadth of our markets or customer base. Potential and completed acquisitions, strategic investments, licenses and other alliances, including the Acquisition, involve numerous risks, including:

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

To finance any acquisitions, investments or strategic alliances, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. For example, as of May 10, 2024, we expect to issue approximately 5,494,094 shares of our common stock as consideration in connection with the closing of the Acquisition and we will issue 31,238,282 shares of our common in connection with the closing of the Private Placement, resulting in the issuance of approximately an additional 36,732,376 shares of our common stock.

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

Our stock price has been volatile, fluctuating from a high trading price of $29.69 per share in August 2021 to a low trading price of $2.21 in February 2023. Recently, following the announcement of the Acquisition on April 11, 2024 to May 10, 2024, our stock price has fluctuated from a high trading price of $11.55 per share to a low trading price of $3.32 per share. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

•
developments with respect to the Acquisition and/or with Tenet;
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

In connection with the Private Placement, we entered into a registration rights agreement on April 10, 2024, pursuant to which we are required to register for resale the shares to be purchased in the Private Placement. Under this agreement, subject to certain conditions, including the closing of the Acquisition and the Private Placement, we have agreed to file a registration statement covering the resale of the shares to be purchased by the purchasers in the Private Placement and the consideration issuable in connection with the Acquisition within 45 days following the closing of the Private Placement. In addition, we have agreed to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after it is filed with the SEC and to keep such registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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
•
We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnities, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
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

Based upon our common stock outstanding as of March 31, 2024, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.1% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Prior to the completion of the IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of March 31, 2024. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4 of this Quarterly Report on Form 10-Q.

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

Unless and until we can generate a substantial amount of revenue from our product candidates, we may finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. For example, in connection with the closing of the Private Placement, we will be issuing 31,238,282 shares of our common stock to several accredited institutional investors.

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

The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. We currently have limited equity analyst coverage, and such a lack of research coverage may adversely affect the market price of our common stock. For instance, lack of regular coverage may result in demand for our stock to decrease, which in turn could cause our stock price or trading volume to decline. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On August 9, 2021, our Registration Statement on Form S-1, as amended (File No. 333-257980), was declared effective in connection with our initial public offering (IPO). The aggregate net proceeds from our IPO were $83.1 million. We intend to use the proceeds from our IPO to fund working capital and other general corporate activities, although the specific use of proceeds will depend in part on the closing of the Acquisition and Private Placement.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended March 31, 2024.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among Eliem Therapeutics, Inc., Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40708	3.1	8/12/2021
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-257980	3.4	8/2/2021
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of common stock certificate of the Registrant	S-1	333-257980	4.1	8/2/2021
4.3	Amended and Restated Investors Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-257980	10.1	7/16/2021
10.1	Form of Company Support Agreement.	8-K	001-40708	10.1	4/11/2024
10.2	Form of Tenet Support and Joinder Agreement.	8-K	001-40708	10.2	4/11/2024
10.3	Form of Lock-Up Agreement.	8-K	001-40708	10.3	4/11/2024
10.4	Securities Purchase Agreement, dated April 10, 2024, by and among Eliem Therapeutics, Inc. and the persons party thereto.	8-K	001-40708	10.4	4/11/2024
10.5	Registration Rights Agreement, dated April 10, 2024, by and among Eliem Therapeutics, Inc. and the persons party thereto.	8-K	001-40708	10.5	4/11/2024
10.6*	Senior Secured Promissory Note, dated as of May 14, 2024, between Eliem Therapeutics, Inc. and Tenet Medicines, Inc.
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

Eliem Therapeutics, Inc.

Date: May 15, 2024	By:	/s/ Andrew Levin
Andrew Levin, M.D., Ph.D.
Executive Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)