Form 10-Q
period 2024-09-30
Climb Bio, Inc.
filed 2024-11-12
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40708

CLIMB BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2273741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 William Street Suite 145 Wellesley Hills, MA	02481
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 857-2596

Eliem Therapeutics, Inc.

PMB #117, 2801 Centerville Road, 1st Floor

Wilmington, DE 19808-1609

(Former Name or Former Address, if Changed since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CLYM	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

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

As of November 7, 2024, the registrant had 67,223,760 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our estimates regarding the potential patient populations for budoprutug and any product candidates we may develop;
•
our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
•
our plans to develop and, if approved, subsequently commercialize budoprutug and any product candidates we may develop;
•
the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for budoprutug and any product candidates we may develop;
•
our intellectual property position and our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for budoprutug and any product candidates we may develop;
•
our estimates regarding the size of the potential markets for budoprutug or any other product candidates we may develop and our ability to serve those markets;
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
•
Our future success is dependent primarily on regulatory approval and commercialization of budoprutug and any product candidates we may develop.
•
Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for budoprutug or any product candidates we may develop, if approved, may be smaller than we estimate.
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
•
We have never commercialized a product candidate, and we may lack the necessary expertise, personnel and resources to successfully commercialize budoprutug or any products we may develop that receive regulatory approval on our own or together with collaborators.
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
•
We have nine pending U.S. provisional patent applications with respect to budoprutug. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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
•
The trading price of the shares of our common stock has been and may continue to be volatile, and purchasers of our common stock could incur substantial losses.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Climb Bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$146,175	$93,112
Short-term marketable securities	47,176	13,686
Prepaid expenses and other current assets	4,260	3,457
Total current assets	$197,611	$110,255
Operating lease right-of-use assets	12	199
Long-term marketable securities	24,576	—
Other long-term assets	—	15
Total assets	$222,199	$110,469
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	291	66
Accrued expenses and other current liabilities	3,045	2,433
Accrued expenses, related party	29	—
Operating lease liabilities	58	334
Total current liabilities	$3,423	$2,833
Operating lease liabilities, net of current portion	—	22
Other long-term liabilities	—	15
Total liabilities	$3,423	$2,870
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 67,223,760 and 27,699,446 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	3
Additional paid-in capital	440,028	263,577
Accumulated other comprehensive income (loss)	201	(2)
Accumulated deficit	(221,460)	(155,979)
Total stockholders’ equity	$218,776	$107,599
Total liabilities and stockholders’ equity	$222,199	$110,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Acquired in-process research and development, related party	$—	$—	$51,659	$—
Research and development	6,087	2,876	8,224	12,284
Research and development, related party	153	—	153	—
General and administrative	5,492	2,125	11,073	22,869
Total operating expenses	11,732	5,001	71,109	35,153
Loss from operations	(11,732)	(5,001)	(71,109)	(35,153)
Other income (expense):
Foreign currency gain (loss)	52	(228)	17	404
Other income, net	2,785	1,261	5,611	3,271
Total other income (expense)	2,837	1,033	5,628	3,675
Net loss	$(8,895)	$(3,968)	$(65,481)	$(31,478)
Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(1.57)	$(1.17)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	67,014,183	27,071,053	41,759,931	26,803,468

Comprehensive loss:
Net loss	$(8,895)	$(3,968)	$(65,481)	$(31,478)
Other comprehensive loss:
Unrealized gain on investments, net of tax of $0	201	24	203	347
Comprehensive loss	$(8,694)	$(3,944)	$(65,278)	$(31,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	27,626,435	$3	$263,577	$(2)	$(155,979)	$107,599
Vesting of restricted stock awards and units	24,579	—	—	—	—	—
Exercise of stock options	10,999	—	15	—	—	15
Stock-based compensation	—	—	465	—	—	465
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—	—	—	(1,697)	(1,697)
Balance as of March 31, 2024	27,662,013	$3	$264,057	$—	$(157,676)	$106,384
Vesting of restricted stock awards and units	32,453	—	—	—	—	—
Exercise of stock options	2,248,504	—	8,652	—	—	8,652
Stock-based compensation	—	—	512	—	—	512
Issuance of common stock in private placement, net of issuance costs of $250	31,238,282	3	119,747	—	—	119,750
Issuance of common stock for the acquisition of in-process research and development from a related party	5,560,047	1	41,867	—	—	41,868
Net loss	—	—	—	—	(54,889)	(54,889)
Balance as of June 30, 2024	66,741,299	$7	$434,835	$—	$(212,565)	$222,277
Vesting of restricted stock awards and units	78,358	—	—	—	—	—
Exercise of stock options	404,103	—	2,271	—	—	2,271
Stock-based compensation	—	—	2,922	—	—	2,922
Other comprehensive income	—	—	—	201	—	201
Net loss	—	—	—	—	(8,895)	(8,895)
Balance as of September 30, 2024	67,223,760	$7	$440,028	$201	$(221,460)	$218,776

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715
Vesting of restricted stock awards	19,608	—	—	—	—	—
Exercise of stock options	406,194	—	1	—	—	1
Stock-based compensation	—	—	10,171	—	—	10,171
Other comprehensive income	—	—	—	263	—	263
Net loss	—	—	—	—	(22,290)	(22,290)
Balance as of March 31, 2023	26,815,988	$3	$260,102	$(95)	$(143,150)	$116,860
Vesting of restricted stock awards and units	44,038	—	—	—	—	—
Exercise of stock options	23,526	—	24	—	—	24
Stock-based compensation	—	—	777	—	—	777
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(5,220)	(5,220)
Balance as of June 30, 2023	26,883,552	$3	$260,903	$(35)	$(148,370)	$112,501
Vesting of restricted stock awards and units	27,272	—	—	—	—	—
Exercise of stock options	459,684	—	529	—	—	529
Stock-based compensation	—	—	656	—	—	656
Other comprehensive income	—	—	—	24	—	24
Net loss	—	—	—	—	(3,968)	(3,968)
Balance as of September 30, 2023	27,370,508	$3	$262,088	$(11)	$(152,338)	$109,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,481)	$(31,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,899	11,604
Right-of-use asset impairment	—	180
Non-cash operating lease expense	187	318
Accretion of discounts and amortization of premiums on investments, net	(232)	(1,985)
In-process research and development, related party	51,659	—
Foreign currency gain from remeasurement	(99)	(634)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,429	5,826
Long-term assets	15	114
Accounts payable	(1,377)	(14)
Accrued liabilities, related party	(149)	—
Accrued liabilities	421	(3,283)
Operating lease liabilities	(291)	(334)
Long-term liabilities	(22)	34
Net cash used in operating activities	$(10,041)	$(19,652)
Cash flows from investing activities:
Issuance of promissory loan in connection with asset acquisition	(5,000)	—
Cash paid in connection with asset acquisition, net of cash acquired	(4,645)	—
Purchase of marketable securities	(71,789)	(58,448)
Proceeds from maturities of marketable securities	13,751	90,681
Net cash (used in) provided by investing activities	$(67,683)	$32,233
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of issuance costs	119,750	—
Proceeds from the exercise of stock options	10,938	553
Net cash provided by financing activities	$130,688	$553
Effect of exchange rate changes on cash and cash equivalents	99	634
Net change in cash and cash equivalents	$53,063	$13,768
Cash and cash equivalents at beginning of period	93,112	43,585
Cash and cash equivalents at end of period	$146,175	$57,353
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$306	$376
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in exchange for in-process research and development	$41,867	$—
Settlement of promissory loan in connection with asset acquisition	$5,036	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Organization and Summary of Significant Accounting Policies

Organization

Climb Bio, Inc. (the Company), formerly known as Eliem Therapeutics, Inc. (Eliem), is a clinical-stage biotechnology company focused on developing therapeutics for patients with immune-mediated diseases. The Company's lead product candidate, budoprutug (previously referred to as TNT119), is an anti-CD19 monoclonal antibody that has demonstrated B-cell depletion and has potential to treat a broad range of B-cell mediated diseases, including primary membranous nephropathy (pMN), immune thrombocytopenia (ITP), and systemic lupus erythematosus (SLE). The Company was incorporated on October 18, 2018 in Delaware and in October 2024 relocated its corporate headquarters to Massachusetts.

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

In the third quarter of 2024, the Company shifted its focus from developing therapeutics for neuronal excitability disorders to immune-mediated diseases. In connection with this shift, the Company ceased its operations in the United Kingdom (U.K.) and separated from seven U.K. employees.

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

The accompanying condensed consolidated balance sheet as of September 30, 2024, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements as of and for the year ended December 31, 2023, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the condensed results of its operations as of the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $221.5 million as of September 30, 2024 and expects to incur additional losses from operations in the future. The Company received net proceeds of $119.7 million from the sale and issuance of shares in the Private Placement.

The Company estimates the available cash, cash equivalents and marketable securities of $217.9 million as of September 30, 2024 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements and the Company anticipates that it will need to raise substantial financing in the future to fund its operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s cash is held by two financial institutions in the United States (U.S.) and one financial institution in the United Kingdom (U.K.). The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively. As of September 30, 2024, the Company had investments in money market funds and marketable securities, which are held in segregated accounts at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through September 30, 2024, and the date of this filing, the Company has not experienced any losses on such investments.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of the Company’s product candidates and processes and clinical efficacy and safety of budoprutug or any product candidate the Company may develop, compliance with government regulations and the need to obtain additional financing to fund operations. Budoprutug or any product candidate the Company may develop will require significant additional research and development efforts, including extensive preclinical studies, clinical trials, and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

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

•
Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liabilities. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•
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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$139,280	$—	$139,280
U.S. Treasury securities	3,495	—	3,495
Total cash equivalents	142,775	—	142,775
Marketable securities:
U.S. Treasury securities	30,475	—	30,475
Corporate bonds	—	41,277	41,277
Total marketable securities	30,475	41,277	71,752
Total assets	$173,250	$41,277	$214,527

	December 31, 2023
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$89,197	$—	$89,197
Marketable securities:
U.S. Treasury securities	8,962	—	8,962
U.S. government agency debt securities	—	4,724	4,724
Total marketable securities	8,962	4,724	13,686
Total assets	$98,159	$4,724	$102,883

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07 (ASU 2023-07), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects ASU 2023-07 to require additional disclosures in the notes to its consolidated financial statements which will be included in its Annual Report on Form 10-K for the fiscal year ending December 31, 2024.

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the nine months ended September 30, 2024. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

On June 27, 2024, the Company completed its acquisition of Tenet in accordance with the terms of the Acquisition Agreement. Tenet was a private, development stage biotechnology company that was majority-owned by funds affiliated with RA Capital Management prior to the closing of the Acquisition. Immediately prior to the closing of the Acquisition and Private Placement, RA Capital Management beneficially owned approximately 43.9% of the Company’s outstanding common stock. The Private Placement closed immediately following the closing of the Acquisition. The Company received aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting offering costs of $0.3 million. The offering costs were recorded as a reduction of additional paid-in capital generated in connection with the Private Placement.

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

Purchase Price Allocation

The following is the allocation of the purchase consideration for the Acquisition based on the fair value of the net assets acquired by the Company (in thousands):

Assets acquired
In-process research and development	$51,659
Cash and cash equivalents	1,204
Prepaid expenses and other current assets	1,861
Total assets acquired	$54,724
Liabilities assumed
Accounts payable	(1,603)
Accounts payable, related party	(101)
Accrued expenses and other current liabilities	(192)
Accrued expenses, related party	(76)
Total liabilities assumed	$(1,972)
Net assets acquired	$52,752

3. Investments

Investments consisted of the following available-for-sale securities (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Loss	Unrealized Gain	Estimated Fair Value
Cash equivalents
U.S. Treasury securities	$3,495	$—	$—	$3,495
Total cash equivalents	$3,495	$—	$—	$3,495
Short-term marketable securities:
U.S. Treasury securities	$23,589	$—	47	23,636
Corporate bonds	23,477	—	63	23,540
Total short-term marketable securities	$47,066	$—	$110	$47,176
Long-term marketable securities:
U.S. Treasury securities	$6,803	$—	36	6,839
Corporate bonds	17,682	(1)	56	17,737
Total long-term marketable securities	$24,485	$(1)	$92	$24,576

	December 31, 2023
	Amortized Cost	Unrealized Loss	Unrealized Gain	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$8,962	$—	$—	$8,962
U.S. government agency debt securities	4,726	(2)	—	4,724
Total short-term marketable securities	$13,688	$(2)	$—	$13,686

All of the Company’s U.S. Treasury securities, corporate bonds, and U.S. government agency debt securities designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date. Securities designated as long-term marketable securities have a contractual maturity date that is more than one year from the respective balance sheet date.

The unrealized losses on the Company’s available-for-sale securities as of September 30, 2024 and December 31, 2023 were not material and were caused by fluctuations in market values and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2024 and December 31, 2023 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There were no material realized gain or loss on available-for-sale securities in the periods presented.

The Company excludes accrued interest from both the fair value and the amortized cost basis of its available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company presents the accrued interest receivable balance in prepaid expenses and other current assets in the condensed consolidated balance sheets. Accrued interest receivable related to marketable securities was $0.4 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

Investments in a continual unrealized loss position for less than 12 months consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	Fair Value	Fair Value
Corporate bonds	$2,943	$—
U.S. Treasury securities	—	5,967
U.S. government agency debt securities	—	2,234
Total available-for-sale securities	$2,943	$8,201

4. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development deposits and expenses	$2,172	$34
Investment interest receivable	990	440
Prepaid expenses	737	847
Other assets	361	112
Recoverable research and development tax credits	—	2,024
Total prepaid expenses and other current assets	$4,260	$3,457

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Other accrued expenses	$1,175	$90
Accrued payroll expenses	879	1,111
Accrued restructuring expenses	722	1,066
Accrued research and development expense	247	28
Other current liabilities	22	138
Total accrued expenses	$3,045	$2,433

5. Related Party Transactions

As a result of the Acquisition, the following legacy Tenet agreements effectively became agreements of the Company.

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

Under the terms of the Sera Services Agreement, the Company compensates Sera Services on a fully burdened cost basis for personnel time devoted to Company projects. In addition, the Company reimburses Sera Services on a cost basis for any subcontractor costs incurred. The Company pays Sera Services on a monthly basis, in arrears, for services performed and costs incurred. The Sera Services Agreement has a term of two years and will automatically renew on its anniversary date for additional one-year terms. The Company may terminate the Sera Services Agreement by giving 30 days’ prior notice to Sera Services. The Company paid approximately $0.1 million to Sera Services for services provided under the Sera Services Agreement for the three and nine months ended September 30, 2024.

Services Agreement with Blackbird Clinical, Inc.

Tenet was a party to a service agreement with Blackbird Clinical, Inc. (Blackbird), an entity controlled by RA Capital Management (the Blackbird Services Agreement). Under the terms of the Blackbird Services Agreement, Blackbird provided consulting services to Tenet in connection with its clinical trials, including study strategy, clinical operations and patient operations. For the three and nine months ended September 30, 2024, the Company paid approximately $0.1 million to Blackbird under the Blackbird Service Agreement. In October 2024, the Company terminated the Blackbird Service Agreement.

Refer to Note 2, Asset Acquisition and Private Placement with a Related Party, in these interim condensed consolidated financial statements for additional related party transactions.

6. License Agreements

As a result of the Acquisition, the following legacy Tenet agreements effectively became agreements of the Company.

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

As of September 30, 2024, the Company has not recognized milestone payments under the Asset Purchase Agreement as the underlying milestones were not achieved and are not assessed as probable.

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

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date. The Company is obligated pay up to an aggregate of £106.8 million ($142.8 million) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales. The royalty term continues for each licensed product on a country-by-country basis beginning on the first commercial sale of such licensed product and ending on the latest of (a) the date when such licensed product is no longer covered by a valid claim of a licensed patent in such country, (b) the expiration of the exclusivity period for such licensed product in such country, and (c) the tenth anniversary of the first commercial sale of such licensed product in such country. The Company is also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue.

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

As of September 30, 2024, the Company has not recognized milestone payments under the CRH Agreement as the underlying milestones were not achieved and are not assessed as probable.

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

The Company is obligated to (i) make payments of up to €10.0 million ($11.2 million) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($7.8 million) upon the achievement of certain sales milestones.

If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.2 million).

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

As of September 30, 2024, the Company has not recognized milestone payments under the ProBioGen Agreement as the underlying milestones were not achieved and are not assessed as probable.

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

As of September 30, 2024, the remaining lease term was 0.3 years and the incremental borrowing rate used to determine the operating lease liability was 7.5%.

For the three months ended September 30, 2024, rent expense was not material. For the three months ended September 30, 2023, the Company incurred $0.1 million in rent expense. For the nine months ended September 30, 2024 and 2023, the Company incurred $0.1 million and $0.2 million in rent expense, respectively. Sublease income for the three and nine months ended September 30, 2024 was $33,000 and $66,000 respectively, which was classified as a reduction in rent expense.

As of September 30, 2024, the annual future minimum lease payments due under the Company’s non-cancelable operating lease were as follows (in thousands):

	Operating Lease	Sublease	Net Operating
Year Ending December 31,	Payments	Income	Lease Payments
2024 (remaining 3 months)	$44	(33)	11
2025	15	(11)	4
Total undiscounted lease payments	$59	$(44)	$15
Present value adjustment	(1)
Total operating lease liabilities	$58

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

2021 Plan and ESPP

The compensation committee of the Company’s board of directors adopted and the Company’s stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective in August 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of September 30, 2024, the total number of shares authorized for issuance under the 2021 Plan was 6,773,963.

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

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of September 30, 2024, there were 1,064,225 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of September 30, 2024, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically include either: (i) vesting 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years or (ii) monthly vesting over four years.

The activity for stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Terms (in years)	Aggregate Intrinsic Values (in thousands)
Balance as of December 31, 2023	4,586,476	$5.40	2.28	$1,060
Options granted	1,814,050	7.20
Options expired	(866,962)	7.89
Options forfeited	(37,789)	9.04
Options exercised	(2,663,606)	4.11		6,347
Balance as of September 30, 2024	2,832,169	$6.96	7.40	$937
Vested and expected to vest as of September 30, 2024	2,832,169	$6.96	7.40	$937
Options exercisable as of September 30, 2024	971,646	$6.61	2.88	$879

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $5.91 and $2.25 per share, respectively.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	5.50 - 6.08	5.50
Expected volatility	103.70% - 105.03%	92.90%
Risk-free interest rate	3.52% - 4.32%	3.69%
Expected dividend yield	0.00%	0.00%

Restricted Stock

The Company has: (i) restricted stock awards (RSAs) with service conditions that vest 25% on the first anniversary of the grant date and the remainder vesting monthly over the following three years, (ii) restricted stock units (RSUs) with service conditions that vest quarterly over a two year or two-and-a-half-year period, or vest 25% annually over a four year period, and (iii) RSUs with performance-based vesting conditions. The RSAs are subject to repurchase by the Company at the original purchase price in the event that the award recipient’s employment or relationship is terminated prior to the shares vesting. As of September 30, 2024, all RSA awards were fully vested.

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

The activity for restricted stock awards and units is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	149,975	$6.03
Granted	1,233,500	7.18
Vested	(135,390)	6.54
Unvested at September 30, 2024	1,248,085	$7.11

The fair value of restricted stock awards and units vested during the nine months ended September 30, 2024 and 2023 was approximately $1.0 million and $0.2 million, respectively.

Modifications & Accelerations

Certain equity awards are subject to provisions in which the vesting of these awards is automatically accelerated upon the occurrence of events such as an involuntary termination in connection with a reduction in force. Further, in connection with the restructuring plans approved by the Company’s board of directors in February and October 2023 and the U.K. headcount reduction in the third of 2024, the Company modified the terms of certain equity awards for impacted employees including partial or full acceleration of vesting of stock options and restricted stock awards upon separation and extension of exercise periods for stock options post-separation.

As a result of: (i) the contractual acceleration and (ii) the discretionary modification of equity awards in connection with the U.K. headcount reduction in the third quarter of 2024, the Company recorded incremental stock-based compensation expense of $1.1 million for the nine months ended September 30, 2024, of which $0.9 million and $0.2 million was included in research and development expense and general and administrative expense, respectively.

As part of the restructuring plan in 2023, the Company recorded incremental stock-based compensation expense of $9.2 million for nine months ended September 30, 2023, of which $0.5 million and $8.7 million was included in research and development expense and general administrative expense, respectively.

Stock-Based Compensation

The following table sets forth stock-based compensation expense for stock options, restricted stock awards, and restricted stock units included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$1,758	$429	$2,313	$1,889
General and administrative expense	1,164	227	1,586	9,715
Total stock-based compensation expense	$2,922	$656	$3,899	$11,604

As of September 30, 2024, there was $10.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.66 years. Further, there was $4.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.23 years.

9. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,895)	$(3,968)	$(65,481)	$(31,478)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	67,014,183	27,071,053	41,759,931	26,803,468
Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(1.57)	$(1.17)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Common stock options	2,832,169	4,890,452
Unvested restricted stock awards and units	1,248,085	186,163
Total potentially dilutive shares	4,080,254	5,076,615

10. Restructuring Costs

In the third quarter of 2024, the Company shifted its focus from developing therapeutics for neuronal excitability disorders to immune-mediated diseases. In connection with this shift, the Company ceased its operations in the United Kingdom (U.K.) and separated from seven U.K. employees.

The Company incurred restructuring costs of $3.3 million in connection with this headcount reduction, which related to severance payments, benefits, and stock-based compensation. The employees who were notified of their termination had no requirement to provide future service beyond a minimum retention period, and the Company recognized the liability for the full termination benefits at fair value in the third quarter of 2024.

The activity in the restructuring liability was as follows for the three and nine months ended September 30, 2024 (in thousands):

Restructuring Liability 2024
Restructuring liability as of December 31, 2023	$1,077
Restructuring costs incurred during the period	20
Restructuring costs paid during the period	(782)
Restructuring liability as of March 31, 2024	315
Restructuring costs incurred during the period	—
Restructuring costs paid during the period	(281)
Restructuring liability as of June 30, 2024	34
Restructuring costs incurred during the period	2,233
Restructuring costs paid during the period	(1,545)
Restructuring liability as of September 30, 2024	$722

The remaining restructuring liability as of September 30, 2024 was paid in October 2024.

A summary of the restructuring costs recorded in the interim consolidated condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30, 2024
	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$455	$161	$616
Research and development expense	1,778	944	2,722
Total restructuring costs	$2,233	$1,105	$3,338

	Nine Months Ended September 30, 2024
	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$475	$161	$636
Research and development expense	1,778	944	2,722
Total restructuring costs	$2,253	$1,105	$3,358

On February 7, 2023, the Company’s board of directors approved a restructuring plan to conserve financial resources and better align the Company’s workforce with current business needs. As part of this plan, the Company’s workforce was reduced by approximately 55%, with substantially all of the reduction in personnel completed in the first half of 2023. The Company further reduced its workforce by 10 employees in October 2023.

The Company incurred aggregate restructuring costs of $18.8 million in connection with these prior year developments, substantially all of which were recognized in 2023 and were fully recognized as of March 31, 2024. These costs primarily related to severance payments, healthcare benefits and stock-based compensation. In addition, substantially all of the related restructuring payments were paid by April 2024.

A summary of the restructuring costs recorded in the interim consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 were as follows (in thousands):

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

Effective on October 2, 2024, we amended our Amended and Restated Certificate of Incorporation to effect a change of our name from “Eliem Therapeutics, Inc.” to “Climb Bio, Inc.”. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Climb Bio, Inc. and its wholly owned subsidiaries.

Overview

We are a clinical-stage biotechnology company primarily focused on developing therapeutics for patients with immune-mediated diseases. Our lead product candidate, budoprutug (previously referred to as TNT119), is an anti-CD19 monoclonal antibody that has demonstrated B-cell depletion and has potential to treat a broad range of B-cell mediated diseases, including primary membranous nephropathy (pMN), immune thrombocytopenia (ITP) and systemic lupus erythematosus (SLE). Budoprutug is designed to achieve broad and deep depletion of pathogenic B cells with a favorable tolerability profile and convenient dosing regimen with the potential for subcutaneous administration. We believe this reduction of autoantibodies has the potential to be disease modifying in autoantibody driven diseases, such as pMN, ITP and SLE. In a Phase 1b clinical trial of budoprutug in pMN, 3 out of 5 (or 60%) of patients that received four doses of budoprutug achieved a complete remission of proteinuria, a primary symptom of pMN, and a complete and sustained B-cell depletion was observed in all patients (5/5).

In addition to pMN, we are also developing budoprutug for the treatment of ITP and SLE. In ITP, we believe targeting plasmablasts and plasma cells is likely to decrease the production of autoantibodies, increase platelet count and ameliorate disease. B cell depletion with anti-CD20 targeting monoclonal antibodies (mAbs) whose expression initiates somewhat later and is lost somewhat earlier than anti-CD19, has demonstrated efficacy in ITP disease for some patients in clinical trials by third parties. For those patients who do not respond to anti-CD20 therapy, we believe an anti-CD19 approach, such as budoprutug, may have the ability to further deplete pathogenic CD20-CD19+ cells. In SLE, the underlying pathology involves production of autoantibodies by autoreactive B cells that contribute to inflammation and tissue damage. CD19 is a protein expressed on the surface of these B cells and plays a key role in B cell activation. Because budoprutug is designed to target and deplete CD19-expressing B cells known to produce autoantibodies, we believe budoprutug has the potential to treat SLE.

Based on the results of the Phase 1b clinical trial of budoprutug in pMN and clearance from the U.S. Food and Drug Administration (FDA) of our investigational new drug application (IND) for budoprutug in SLE in October 2024, we plan to initiate a Phase 1b clinical trial of budoprutug for SLE in the first half of 2025. We also plan to initiate a Phase 2 clinical trial of budoprutug for ITP in the first half of 2025, subject to clearance of an IND or clinical trial application (CTA). We are also advancing the subcutaneous formulation of budoprutug, with non-clinical data expected in the first half of 2025. We also plan to advance budoprutug into late phase clinical development for pMN in 2025.

Below is a summary of our clinical development pipeline for budoprutug.

Previously, we focused primarily on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems, and our lead program was ETX-123, a Kv7.2/3 potassium channel opener. ETX-123 is designed to harness the efficacy of the Kv7.2/3 channel mechanism while attempting to improve the safety and tolerability relative to earlier molecules, based on our insights into the mechanisms of toxicity and the potency and selectivity profile. In July 2023, we made the determination to pause further development of our Kv7 program, and we continue to evaluate our Kv7 program, including seeking a partner for further development.

On June 27, 2024, we completed our acquisition (the Acquisition) of Tenet Medicines, Inc. (Tenet). In connection with the closing of the Acquisition, we issued and sold 31,238,282 shares of our common stock at a price of $3.84 per share in a private placement (the Private Placement) to several accredited institutional investors. We received aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting offering expenses of $0.3 million.

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $8.9 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $65.5 million and $31.5 million for the nine months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $221.5 million and $156.0 million as of September 30, 2024 and December 31, 2023, respectively.

Since our inception, we have primarily funded our operations with an aggregate of $328.0 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering of our common stock and the sale and issuance of shares in the Private Placement of our common stock that was completed in June 2024. We had cash, cash equivalents and marketable securities of $217.9 million and $106.8 million as of September 30, 2024 and December 31, 2023, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate, which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate significant revenue from product sales, we may finance our operations through equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue any future development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, resulting from increased volatility in the trading prices for shares in the biopharmaceutical industry, or otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

Tenet Acquisition

On June 27, 2024, we acquired 100% of the share capital of Tenet in exchange for 5,560,047 shares of our common stock, valued at $41.9 million, or $7.53 per share. The Acquisition is accounted for as an asset acquisition. The total cost of the asset acquisition was $52.8 million, which also included (i) $5.8 million of direct transaction costs incurred and (ii) $5.0 million related to a loan provided to Tenet prior to the closing of the Acquisition that was effectively settled upon the closing of the Acquisition. We recognized in-process research and development (IPR&D) expense of $51.7 million for the nine months ended September 30, 2024, as the IPR&D was determined to have no future alternative use.

Recent Developments

FDA Clearance of IND for Budoprutug in SLE

In October 2024, the FDA cleared our IND allowing the initiation of a Phase 1b open label clinical trial of budoprutug in patients with active lupus. The clinical trial is designed to evaluate the safety and impact of ascending dose regimens on the speed and depth of depletion of circulating B cells, the decline in production of pathogenic autoantibodies, and the nature of B cell subsets that are produced upon recovery of B cells. In addition, patients will be followed for changes in clinical outcomes.

Appointment of Director and Chair of our Board of Directors

On November 8, 2024, our board of directors, upon the recommendation of the nominating and corporate governance committee of our board of directors, appointed Douglas E. Williams, Ph.D., as a director and the chair of our board of directors, effective immediately. Dr. Williams will serve as a director with a term expiring at the 2026 annual meeting of stockholders. Additionally, Dr. Williams has been appointed to serve as the chair of the compensation committee of our board of directors and as a member of the nominating and corporate governance committee of our board of directors, effective immediately.

Provided Budoprutug Development Strategy and Corporate Update at Virtual Investor Event

On October 15, 2024, we hosted a virtual investor event during which we provided an update on our development strategy for budoprutug and presented additional clinical and preclinical data.

Strategy

Our strategic approach to developing budoprutug will consider indications across three opportunity sets, including IgG4-mediated diseases, such as pMN; diseases caused by IgG1-3 that impact a single organ system, such as ITP; and complex systemic diseases, such as SLE. While our initial focus is on developing budoprutug for pMN, ITP and SLE, we believe that there is an opportunity to develop budoprutug for other immune-mediated diseases across both orphan and larger indications.

Clinical Data Updates

In October 2024, we announced additional data from the completed Phase 1b clinical trial of budoprutug for pMN. In particular, we announced the following data for the five patients who received all four doses of budoprutug in the trial:

•
Three of five (60%) patients achieved complete remission of proteinuria at week 48.
•
Rapid and significant reductions in anti-PLA2R autoantibodies, a key driver of pMN, with serological remission occurred in the three patients that were PLA2R-positive at baseline. Phospholipase A2 receptor (PLA2R) is a protein found in the kidney that plays a role in the development of pMN.
•
Complete and sustained B-cell depletion was observed in all patients (5/5), with undetectable levels of B-cells occurring after just two doses of study drug as low as 100 mg.
•
Budoprutug was generally well-tolerated at doses up to 200mg, with no reported drug-related serious adverse events. Of the eight patients who received at least one injection of budoprutug, there were no deaths on study, there were three serious adverse events none of which were considered to be related to budoprutug by the investigator, no discontinuations due to adverse events and no dose limiting toxicities were observed. Four patients reported infections on study of which three were cases of COVID-19 and one was bacterial pneumonia.

Data from the five patients who received all four doses of budoprutug in the Phase 1b clinical trial of budoprutug for pMN is presented in the figure below.

Proteinuria

UPCR (g/g)
7
6
5
4
3
2
1
0
0
8
16
24
32
40
48
56
64
72
80
week
Normal range 0-.3

In October 2024, we also reported that one patient in the Phase 1b clinical trial of budoprutug for complicated minimal change disease who received two induction doses and two maintenance doses of budoprutug achieved sustained depletion of B-cells and remained in remission 18 months after the last infusion of budoprutug.

Preclinical Data Update

To assess whether budoprutug was capable of achieving B-cell depletion in tissues, we developed a transgenic mouse model where mouse CD19 was replaced with human CD19 in a C57BL/6 mouse. These human CD19 transgenic mice, which we refer to as huCD19 mice, were treated once weekly for four weeks with budoprutug at doses ranging from 0.1 mg/kg to 100 mg/kg. Tissue samples were taken seven days post dose and analyzed via flow cytometry for CD20+ B-cell counts in bone marrow, lymph node, and spleen. As shown in the figure below, we observed dose-dependent B-cell depletion in all tissues analyzed at day 28 with greater than 90% depletion of B-cells observed in all tissues analyzed at the highest dose tested. We believe these data lend further support to the advantages of using a CD19-targeted monoclonal antibody to deplete autoantibody secreting cells in tissues, and that this concept is translatable to humans.

Clinical Development Plans for Budoprutug

Based on the results of the Phase 1b clinical trial of budoprutug in pMN and clearance from the FDA of our IND for budoprutug in SLE in October 2024, we plan to initiate a Phase 1b clinical trial of budoprutug for SLE in the first half of 2025. We also plan to initiate a Phase 2 clinical trial of budoprutug for ITP in the first half of 2025, subject to clearance of an IND or CTA. We are also advancing the subcutaneous formulation of budoprutug, with non-clinical data expected in the first half of 2025. We also plan to advance budoprutug into late phase clinical development for pMN in 2025.

•
pMN. Based on the results of the Phase 1b clinical trial of budoprutug in pMN, we are engaging with global regulatory agencies on the design of our late phase clinical program and plan to advance the program in 2025.

•
ITP. We expect our Phase 2 clinical trial of budoprutug for ITP will be a single-arm, open-label trial evaluating budoprutug in adult patients with chronic disease who had an insufficient response to one or more prior therapies. The primary endpoints of the trial are expected to be safety and tolerability and improvement in platelet counts. Secondary endpoints are expected to include patient reported outcomes, quality of life measures, pharmacokinetics and pharmacodynamics. Patients will receive a treatment cycle at day 1 and day 15. Investigators can elect for a second cycle of treatment if improvement wanes, guided by individual patient laboratory findings and clinical needs.
•
SLE. We expect our Phase 1b clinical trial of budoprutug for SLE will be an open-label, dose escalation trial in patients with active SLE that will evaluate ascending dose regimens. The primary objective of the trial will be to evaluate the safety and tolerability of budoprutug. Secondary and exploratory endpoints are expected to include clinical response, decline in pathogenic autoantibodies and assessment of B-cell subsets upon recovery.
•
Subcutaneous Formulation of Budoprutug We are also developing a high concentration formulation of budoprutug to support subcutaneous administration, which is a convenient dose form that is designed to differentiate budoprutug from intravenous treatments. We have successfully formulated budoprutug to concentrations exceeding 175 mg/ml while maintaining low viscosity, creating an opportunity to pursue a subcutaneous dosing form that potentially features a low volume injection. We plan to announce non-clinical data on the subcutaneous formulation of budoprutug in the first half of 2025.

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

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including budoprutug and our previous product candidates ETX-123 and ETX-155.

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
•
facility rent.

The direct and indirect costs research and development costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquired in-process research & development, related party	$—	$—	$51,659	$—
Direct costs	2,221	1,163	2,346	5,974
Indirect costs	4,019	2,054	6,031	8,233
Research and development tax credits	—	(341)	—	(1,923)
Total research and development	$6,240	$2,876	$60,036	$12,284

We expense research and development costs as incurred. Non-refundable advance payments for goods and services that will be used over time for research and development are capitalized and recognized as goods are delivered or as the related services are performed.

Given our stage of development and the utilization of our resources across our current and legacy programs, we have not historically tracked our research and development costs by program or indication. Research and development expenses are presented net of refundable research and development tax credits from the U.K. government.

We expect our research and development expenses to increase substantially for the foreseeable future as we conduct our ongoing research and development activities. The process of conducting preclinical studies, acquiring drug product supply, and conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for budoprutug or any product candidate we may develop.

The timelines and costs associated with research and development activities are uncertain and can vary significantly among product candidates and development programs due to the inherently unpredictable nature of preclinical and clinical development. We anticipate that we will make determinations as to which indications to pursue in connection with our clinical development of budoprutug or any product candidates we may develop and how much funding to direct to each such indication on an ongoing basis in response to preclinical and clinical results, regulatory developments, and ongoing assessments as to each such indication’s commercial potential. We will need to raise substantial additional capital in the future.

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
•
the cost of commercialization activities if budoprutug or any product candidates we may develop are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support development of budoprutug or any product candidates we may develop.

A change in the outcome of any of these variables with respect to the development of budoprutug or any product candidates we may develop could significantly change the costs and timing associated with the development.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

The following table sets forth our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$6,087	$2,876	$3,211	111.6%
Research and development, related party	153	—	153	100.0%
General and administrative	5,492	2,125	3,367	158.4%
Total operating expenses	11,732	5,001	6,731	134.6%
Loss from operations	(11,732)	(5,001)	(6,731)	134.6%
Other income (expense):
Foreign currency gain (loss)	52	(228)	280	(122.8)%
Interest income, net	2,785	1,261	1,524	120.9%
Total other income (expense)	2,837	1,033	1,804	174.6%
Net loss	$(8,895)	$(3,968)	$(4,927)	124.2%

Operating Expenses

Research and Development and Research and Development, Related Party

Research and development expenses increased 111.6% from $2.9 million for the three months ended September 30, 2023 to $6.1 million for the three months ended September 30, 2024. Research and development expenses, related party increased by $0.2 million for the three months ended September 30, 2024. In total, research and development expenses increased by 117.2% from $2.9 million for the three months ended September 30, 2023 to $6.3 million for the three months ended September 30, 2024. The increase was due to (i) a $2.1 million increase in personnel-related expenses, primarily driven by restructuring costs of $2.7 million, partially offset by a decrease of $0.6 million from reduced headcount, (ii) a $1.0 million increase in direct preclinical and clinical expenses related to the development of budoprutug, and (iii) a $0.3 million decrease in the U.K. refundable research and development tax credits due to the overall reduction in qualifying research and development expense.

General and Administrative

General and administrative expenses increased by 158.4% from $2.1 million for the three months ended September 30, 2023 to $5.5 million for the three months ended September 30, 2024. The increase was primarily due to due to (i) a $1.7 million increase in personnel-related expenses, largely driven by an increase of $1.3 million from increased headcount and a $0.4 million increase in restructuring costs and (ii) a $1.7 million increase in other general and administrative expenses, largely due to an increase in legal expenses and consulting fees.

Other Income (Expense)

Foreign Currency Gain (Loss)

Foreign currency gain (loss) increased from a $0.2 million loss for the three months ended September 30, 2023 to a $0.1 million gain for the three months ended September 30, 2024. The increase was driven by favorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the three months ended September 30, 2024.

Interest Income, net

Interest income, net increased from $1.3 million for the three months ended September 30, 2023 to $2.8 million for the three months ended September 30, 2024, which was driven by an increase in investment income from an increase in marketable securities during the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

The following table sets forth our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Acquired in-process research and development, related party	$51,659	$—	$51,659	100%
Research and development	8,224	12,284	(4,060)	(33.1)%
Research and development, related party	153	—	153	100.0%
General and administrative	11,073	22,869	(11,796)	(51.6)%
Total operating expenses	71,109	35,153	35,956	102.3%
Loss from operations	(71,109)	(35,153)	(35,956)	102.3%
Other income (expense):
Foreign currency gain	17	404	(387)	(95.8)%
Interest income, net	5,611	3,271	2,340	71.5%
Total other income (expense)	5,628	3,675	1,953	53.1%
Net loss	$(65,481)	$(31,478)	$(34,003)	108.0%

Operating Expenses

Acquired In-Process Research and Development, Related Party

Acquired IPR&D expense, related party was $51.7 million for the nine months ended September 30, 2024. This amount represents the recognition of IPR&D expense from the Acquisition completed on June 27, 2024.

Research and Development

Research and development expenses decreased by 33.1% from $12.3 million for the nine months ended September 30, 2023 to $8.2 million for the nine months ended September 30, 2024. Research and development expenses, related party increased by $0.2 million for the nine months ended September 30, 2024. In total, research and development expenses decreased by 31.8% from $12.3 million for the nine months ended September 30, 2023 to $8.4 million for the nine months ended September 30, 2024. The decrease was due to (i) a $3.8 million decrease in direct clinical and preclinical expenses, primarily due to the pause of ETX-123 in July 2023 and ETX-155 in February 2023, and (ii) a $2.0 million decrease in personnel-related expenses, which was driven by a $2.9 million decrease from reduced headcount, partially offset by an increase in restructuring costs of $0.9 million. This decrease was partially offset by a $1.9 million decrease in the U.K. refundable research and development tax credits due to the overall reduction in qualifying research and development expenses.

General and Administrative

General and administrative expenses decreased by 51.6% from $22.9 million for the nine months ended September 30, 2023 to $11.1 million for the nine months ended September 30, 2024. This decrease was due to (i) a $13.5 million reduction in personnel-related expenses, which was driven by a decrease in restructuring costs of $14.1 million, partially offset by an increase of $0.6 million from increased headcount and (ii) a $0.5 million decrease in insurance costs. The decrease was partially offset by a $2.2 million increase in other general and administrative expenses, largely driven by an increase in consulting fees and legal expenses.

Other Income (Expense)

Foreign Currency Gain

Foreign currency gain decreased from a $0.4 million gain for the nine months ended September 30, 2023 to a $17,000 gain for the nine months ended September 30, 2024. The decrease was driven by unfavorable changes in foreign currency exchange rates between the British Pound and the U.S. Dollar in the nine months ended September 30, 2024.

Interest Income net

Interest income, net increased from $3.3 million for the nine months ended September 30, 2023 to $5.6 million for the nine months ended September 30, 2024, which was driven by an increase in investment income from an increase in marketable securities during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with an aggregate of $328.0 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering of our common stock and the sale and issuance of shares of our common stock in the Private Placement. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $217.9 million and $106.8 million, respectively, and an accumulated deficit of $221.5 million and $156.0 million, respectively.

Funding Requirements

We believe our cash, cash equivalents and marketable securities of $217.9 million as of September 30, 2024 will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We anticipate that our expenses will increase for the foreseeable future as we continue to advance budoprutug and any product candidates we may develop, expand our corporate infrastructure, and incur costs associated with potential commercialization. We are subject to all of the risks typically related to the development of biopharmaceutical candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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

•
the cost of commercialization activities if budoprutug or any product candidates we may develop are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support development of budoprutug or any product candidates we may develop.

Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.

Until such time, if ever, as we can generate substantial revenue from product sales, we may finance our operations through equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or budoprutug, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market budoprutug or any product candidates we may develop even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(10,041)	$(19,652)
Net cash (used in) provided by investing activities	(67,683)	32,233
Net cash provided by financing activities	130,688	553

Operating activities

For the nine months ended September 30, 2024, net cash used in operating activities was $10.0 million. This consisted primarily of a net loss of $65.5 million, partially offset by total non-cash adjustments of $55.5 million that primarily related to IPR&D and stock-based compensation expense.

For the nine months ended September 30, 2023, net cash used in operating activities was $19.7 million. This consisted primarily of net loss of $31.5 million and changes in our operating assets and liabilities that resulted in a net increase in cash of $2.3 million, primarily related to the receipt of research and development tax credits from the U.K. The decrease in cash was partially offset by total non-cash adjustments of $9.5 million that consisted of stock-based compensation expense of $11.6 million, ROU asset impairment expense of $0.2 million, and non-cash lease expense of $0.3 million, partially offset by accretion of discounts on investments of $2.0 million, and foreign currency gain on remeasurement of $0.6 million

Investing activities

For the nine months ended September 30, 2024, net cash used in investing activities was $67.7 million. This consisted of purchases of $71.8 million of marketable securities, the issuance of a promissory loan of $5.0 million and cash paid of $4.6 million in connection with the Acquisition, partially offset by $13.8 million in proceeds received from maturities of marketable securities.

For the nine months ended September 30, 2023, net cash provided by investing activities was $32.2 million. This consisted of $90.7 million in proceeds received from maturities of marketable securities, primarily offset by purchases of $58.4 million of marketable securities.

Financing activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $130.7 million. This consisted of $119.7 million in proceeds received from the issuance of our common stock in the Private Placement and $10.9 million in proceeds from exercises of stock options.

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

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K. There were no other material changes to our critical accounting policies during the nine months ended September 30, 2024.

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

Item 4. Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief operating officer (our principal financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer and chief operating officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on our evaluation, our chief executive officer and chief operating officer have concluded that our disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2024 because of the material weaknesses in our internal control over financial reporting described below.

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

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on the treatment of unmet needs in immune-mediated diseases, in particular the development of budoprutug. To date, we have not received regulatory approvals for budoprutug or any other product candidate or generated any revenue from the sale of products, and we do not expect to generate any revenue for the foreseeable future. Budoprutug is in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception. Our net losses were $65.5 million and $31.5 million for the nine months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $221.5 million and $156.0 million as of September 30, 2024 and December 31, 2023, respectively. We expect to continue to incur substantial expenses and operating losses for the foreseeable future as we continue to develop budoprutug and any product candidates we may develop. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

•
continue development of budoprutug and any product candidates we may develop;
•
conduct clinical trials of budoprutug and any product candidates we may develop;
•
initiate and continue research and development, including preclinical, clinical and discovery efforts for any product candidates we may develop;
•
seek regulatory approvals for budoprutug or any product candidates we may develop that successfully complete clinical development;
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

We had cash, cash equivalents and marketable securities of $217.9 million and $106.8 million at September 30, 2024 and December 31, 2023, respectively.

Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we will need additional capital to advance and expand our research pipeline, conduct preclinical studies and clinical trials, proceed to develop and commercialize any approved products, and explore other pipeline opportunities. Our estimates of the sufficiency of our cash, cash equivalents and marketable securities are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Conducting preclinical studies, conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing budoprutug or any product candidates we may develop is, and will be, very time-consuming, expensive and an uncertain process that takes years to complete. Our future need for additional funding depends on many factors, including:

•
the timing, cost and progress of our research, preclinical, and clinical development activities;
•
the number and scope of development, preclinical and clinical programs we decide to pursue;
•
the terms of any collaborations and/or research and development agreements we may enter into, which may impact the cost, timing and development plans of budoprutug or any product candidate programs;
•
the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•
the costs of manufacturing budoprutug or any product candidates we may develop by third parties;
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
•
the cost of commercialization activities if budoprutug or any product candidates we may develop are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support development of budoprutug or any product candidates we may develop.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by disruptions to, or continuing volatility in, the credit and financial markets in the United States and worldwide, including increased volatility in the trading prices for shares of public companies in the biopharmaceutical sector, actual and perceived changes in interest rates and inflation, macroeconomic uncertainties, or otherwise. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of budoprutug or product candidates we may develop or other research and development initiatives.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies, budoprutug or any product candidates we may develop.

Until such time, if ever, as we can generate substantial revenues from product sales, we may need or may seek to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Further, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of budoprutug or any product candidates we may develop.

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

Further, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders’ ownership interests. For example, we issued additional shares of our common stock in connection with our acquisition of Tenet Medicines, Inc. (the Acquisition), as well as in the concurrent private placement of shares of our common stock to certain institutional investors.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market budoprutug or any product candidates that we would otherwise prefer to develop and market ourselves.

Drug development is highly uncertain, and if we are unable to successfully develop and commercialize budoprutug or experience significant delays in doing so, our business may be harmed.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, previously we paused or discontinued the development of all of our product candidates for the treatment of neuronal excitability disorders, including ETX-155 and Kv7, which were still in drug discovery stages, and we may not ever obtain regulatory approval for budoprutug or any product candidates we may develop. In addition, as a company, we have not developed any product candidates for the immune-mediated diseases, and following the closing of the Acquisition, we are focused on the clinical development of our lead product candidate, budoprutug, for primary membranous nephropathy (pMN), immune thrombocytopenia (ITP) and systemic lupus erythematosus (SLE). We also have no prior experience developing biological product candidates. As such, we may encounter delays or difficulties in our efforts to develop and commercialize budoprutug.

To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidate, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted the sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biotechnology companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business may be harmed.

We currently have no source of product revenue and may never become profitable.

We have never commercialized a product or generated any revenues from commercial product sales, or otherwise, and we may never become profitable. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval for budoprutug or any product candidates we may develop or generate revenue from the sale of budoprutug or any products for which we may obtain marketing approval. Our ability to generate revenue from product sales or achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize budoprutug or any products that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for budoprutug or any product candidate we may develop, we do not know when budoprutug or any such product candidate will generate revenue from product sales for us, if at all. Our ability to generate revenue from budoprutug or any product candidates we may develop also depend on a number of additional factors, including our or any future collaborators’ ability to:

•
complete and submit investigational new drug applications (INDs) to the U.S Food and Drug Administration (the FDA) that allow commencement of our planned clinical trials or future clinical trials for budoprutug or any product candidates we may develop;
•
complete development activities, including the necessary clinical trials;
•
complete and submit biologics license applications (BLAs) to the FDA and obtain regulatory approval for indications for which there is a commercial market;
•
complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•
set a commercially viable price for any products;

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
•
achieve market acceptance for any products;
•
establish, maintain and protect our intellectual property rights; and
•
attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, budoprutug or any product candidates we may develop may not advance through development or achieve the endpoints of applicable clinical trials. We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we can complete the development and regulatory process for budoprutug or any product candidates we may develop, we anticipate incurring significant costs associated with commercializing any such products.

Even if we can generate revenues from the sale of budoprutug or any product candidates we may develop that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Risks Related to our Business and the Development of our Product Candidates

Our future success is dependent primarily on the regulatory approval and commercialization of budoprutug and any product candidates we may develop.

We do not have any product candidates that have gained regulatory approval, and we are substantially dependent on the success of budoprutug and any product candidates we may develop in the future. As a result, our prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for budoprutug, and, if approved, to successfully commercialize budoprutug and any product candidates we may develop. We cannot commercialize budoprutug or any product candidates we may develop in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize budoprutug or any product candidates we may develop outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Under the Prescription Drug User Fee Act, the FDA’s standard review process for a BLA is meant to take 10 months from the date a BLA is accepted for filing, but that process may take longer to complete and FDA approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of budoprutug or any product candidates we may develop for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including at least two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is potent, safe and pure for use for that target indication and that the manufacturing facilities, processes and controls are adequate. If budoprutug encounters undesirable safety signals, insufficient efficacy results, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

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

The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency (EMA) or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any product candidates for which we seek regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Obtaining regulatory approval for marketing of budoprutug or any product candidates we may develop in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if budoprutug or product candidates we may develop were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, gender or subpopulation of target indication, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of budoprutug or any product candidate that we may discover, in-license, develop or acquire. Also, any regulatory approval of budoprutug or any product candidates we may develop, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for budoprutug or any product candidates we may develop, such product’s commercial success will depend on a number of factors, including the following:

•
development of a commercial organization or establishment of a commercial collaboration with a commercial infrastructure;
•
establishment of commercially viable pricing and adequate reimbursement from third-party and government payors;
•
the ability of our third-party manufacturers to manufacture quantities of such product in commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;
•
our success in educating physicians and patients about the benefits, administration and use of such products;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•
the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;
•
acceptance of such product as potent, safe and pure by patients and the medical community; and
•
a continued acceptable safety profile of such product following approval.

Many of these factors are beyond our control. If we, or our potential commercialization collaborators, are unable to successfully commercialize budoprutug or any product candidates we may develop, we may not be able to earn sufficient revenues to continue our business.

Even if budoprutug or any product candidates we may develop receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for budoprutug or any product candidate we may develop, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of budoprutug or any product candidate, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy (REMS) or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP) requirements and other regulations.

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, budoprutug or any product candidates we may develop or the manufacturing facilities for such product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may:

•
issue warning letters or untitled letters;
•
impose restrictions on the marketing or manufacturing of such product candidate;
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

The occurrence of any event or penalty described above may inhibit our ability to commercialize budoprutug or any product candidates we may develop and generate revenue.

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services (HHS) state attorneys general, members of Congress and the public. Violations, including promotion of any products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA and other enforcement authorities. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

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

Existing government regulations may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of budoprutug or any product candidates we may develop. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug product continues.

In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product, which was originally approved in 2000, and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions. Depending on the outcome of this litigation, our ability to develop budoprutug or any product candidates we may develop may be at risk and could be delayed, undermined or subject to protracted litigation.

Finally, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as FDA acted within its statutory authority under the Administrative Procedure Act (APA). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Centers for Medicare & Medicaid Services (CMS) that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Preliminary, initial, or interim results from clinical trials that we announce, present, or publish from time to time may change as more data and information become available (or are updated based upon audit, validation and verification procedures of the data/information commonly performed for clinical trials) that could result in material changes in the final trial results.

From time to time, we may announce, present or publish preliminary, initial, or interim data or other information from our clinical trials, such as the preliminary data from the Phase 1b clinical trial of budoprutug for the treatment of pMN. Any such data and other results from our clinical trials may materially change as more patient data and information become available. Such data and information may also undergo significant change following subsequent auditing, validation and/or verification procedures that are commonly conducted in clinical trials. Thus, any preliminary, initial, or interim data or other information may not be predictive of final results from the clinical trial and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or other determinations that may qualify such results, once we have received and fully evaluated the additional data. Differences between preliminary, initial or interim results and final results could lead to significantly different interpretations or conclusions of the trial outcomes.

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

To obtain the requisite regulatory approvals to commercialize budoprutug or any product candidates we may develop, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are potent, safe and pure in humans to the satisfaction of FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.

In particular, in the United States, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of ETX-810 to achieve statistically significant separation from placebo on the primary endpoint in either of our Phase 2a clinical trials in diabetic peripheral neuropathic pain or lumbosacral radicular pain. The results of preclinical studies and early clinical trials of budoprutug or any product candidates we may develop may not be predictive of the results of later-stage clinical trials. Initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials.

A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of budoprutug or any product candidates we may develop. Our success is heavily dependent on the progress and outcomes of our planned Phase 2 clinical trial of budoprutug for ITP, our planned Phase 1b clinical trial of budoprutug for SLE, and our late phase clinical development of budoprutug for pMN. In addition, the commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

•
inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•
preclinical studies or clinical trials may show a product candidate to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
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
•
delays in reaching a consensus with regulatory authorities on trial design and any preclinical or nonclinical studies required in support of IND clearance for budoprutug for ITP and the potential for a delay in initiation of the planned Phase 2 clinical trial of budoprutug for ITP;
•
delays in recruiting suitable patients to participate in our clinical trials;
•
delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of budoprutug or any product candidates we may develop for use in clinical trials or the inability to do any of the foregoing;
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
•
occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in trial of the same class of agents conducted by other companies;

•
the cost of clinical trials of budoprutug or any product candidates we may develop being greater than we anticipate;
•
clinical trials of budoprutug or any product candidates we may develop producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidate;
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

Any inability to successfully initiate or complete preclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize budoprutug or any product candidates we may develop and may seriously harm our business.

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

Further, clinical trials that we may undertake in the future will likely contain endpoints that require subjective assessments and subject us to a substantial risk of “placebo effect”. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show a statistically significant effect of the product candidate as compared to the control arm and may ultimately cause a clinical trial to fail.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or a comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or a comparable foreign regulatory authority, as applicable, and may ultimately lead to the denial of marketing approval of budoprutug or any product candidates we may develop.

Delays in the completion of any preclinical studies or clinical trials of budoprutug or any product candidates we may develop will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of budoprutug or any product candidates we may develop. Any delays to our preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize such product candidate, enable our competitors to bring products to market before we do, and significantly reduce the commercial viability of such product candidate. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Successful completion of clinical trials is a prerequisite to submitting a marketing application to foreign regulatory authorities or the FDA, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidate.

We may experience negative or inconclusive results, or regulators may be unwilling to accept preclinical or clinical data obtained in foreign jurisdictions, which may result in our deciding, or our being required by regulators, to conduct additional clinical studies or trials or abandon some or all of our product development programs, which could harm our business.

In addition, the FDA and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted, and our product development costs may increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to budoprutug, we may need to conduct additional studies to bridge such new formulation of budoprutug to earlier versions. For example, we expect we will need to conduct additional non-clinical studies of budoprutug to bridge our new planned formulation of budoprutug to our earlier formulation. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also decide to change the design or protocol of one or more of our clinical trials, which could result in delays. Significant clinical trial delays with respect to budoprutug could also shorten any periods during which we may have the exclusive right to commercialize budoprutug or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize budoprutug.

Budoprutug or any product candidates we may develop may cause adverse events and/or undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Certain adverse events and undesirable side effects caused by budoprutug or any product candidates we may develop could cause us or regulatory authorities to interrupt, delay or pause clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. If undesirable side effects do occur in our future clinical trials they could cause delay or even discontinuance of further development of budoprutug or any product candidates we may develop, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and prospects.

As a result of undesirable side effects or further safety issues that we may experience in our clinical trials in the future, we may not receive approval to market budoprutug or any product candidates we may develop, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, budoprutug or any product candidates we may develop for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and prospects.

Additionally, if budoprutug or any product candidates we may develop receives marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

If we are able to move budoprutug or any product candidates we may develop to the clinical trial stage, we may not be able to initiate or continue our planned clinical trials on a timely basis or at all if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. There may be limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our future clinical trials may be affected by other factors, including:

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as budoprutug or any product candidates we may develop, and this competition would reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Our inability to enroll enough patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of budoprutug or any product candidates we may develop, cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, even if we can enroll enough patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as www.ClinicalTrials.gov in the United States, within certain time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

We could be subject to product liability lawsuits based on the use of budoprutug or any product candidates we may develop in clinical testing or, if obtained, following any such product’s marketing approval and commercialization. Product liability lawsuits brought against us or any of our future collaborators could divert our resources and attention, require us to cease clinical testing, cause us to incur substantial liabilities or limit commercialization of budoprutug or any product candidates we may develop.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of biotechnology products. Currently, we have no products that have been approved for commercial sale; however, the use of budoprutug or any product candidates we may develop by us and any collaborators in clinical trials may expose us to liability claims. We will face an even greater risk if a product candidate is approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our partners if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable for human use during product testing, manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. Such claims could be made by participants enrolled in our clinical trials, patients, health care providers, biotechnology companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of budoprutug or any product candidates we may develop, if approved. Even successful defense would require significant financial and management resources.

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
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
the inability to commercialize budoprutug or any product candidates we may develop.

Although the clinical trial process is designed to identify and assess potential side effects, clinical development does not always fully characterize the safety and efficacy profile of a new medicine, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If budoprutug or any product candidates we may develop were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use such product candidate. If budoprutug or any product candidates we may develop are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of such product. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from physicians’ or patients’ use or misuse of any approved products or any similar products distributed by other companies.

Although we maintain product liability insurance coverage, including clinical trial liability, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives regulatory approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of budoprutug or any product candidates we may develop, which could harm our business.

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, less expensive or more advanced or effective than us, which may harm our financial condition and our ability to successfully market or commercialize budoprutug or any product candidates we may develop.

The development and commercialization of new drug products is highly competitive. Moreover, the immunology and inflammation field is characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We will face competition with respect to budoprutug and any product candidates we may develop from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for development, manufacturing, and commercialization.

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

Companies developing biologics and other modalities targeting CD19 for immune-mediated diseases, including naked monoclonal antibodies, include Amgen Inc. (UPLINZA (inebilizumab), which is approved for the treatment of neuromyelitis optica spectrum disorder), bispecific T-cell engagers such as Cullinan Therapeutics, Inc. (CLN-978), and companies developing CD19 bifunctional monoclonal antibodies, including Zenas BioPharma, Inc. (obexelimab).

If we successfully develop and commercialize budoprutug, it will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for budoprutug. This may include other types of therapies, such as small molecule, chimeric antigen receptor T cells (CAR-T), antibody, and/or protein therapies. Companies developing CD19 CART-T therapies include Cabaletta Bio, Inc. and Kyverna Therapeutics, Inc.

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

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. We currently focus our research and product development on budoprutug for the treatment of pMN, ITP and SLE. Our understanding of the patient populations with these diseases is based on estimates in published literature.

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

We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing budoprutug or any product candidates we may develop.

We currently have no sales, marketing or distribution capabilities. To commercialize budoprutug or any product candidates we may develop. we must either develop our own sales, marketing and distribution capabilities or make arrangements with third parties to perform these services for us. If we decide to market or distribute budoprutug or any product candidate we may develop on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize budoprutug, which would adversely affect our business, results of operations, financial condition and cash flows and prospects.

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

Risks Related to Legal and Regulatory Compliance

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval and commercialize budoprutug or any product candidates we may develop, if and when approved, and may affect the prices we may charge for such product candidates, if and when approved.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of budoprutug or any product candidates we may develop, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

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

This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if budoprutug or any products we may develop are the subject of Medicare price negotiations. Given this risk, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any product candidate, if approved, or the full value of our patents protecting any such approved drug products if prices are set after any such approved products have been on the market for nine years. The first cycle of negotiations under the IRA’s Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease and rheumatoid arthritis. The prices of these ten drugs will become effective on January 1, 2026. The second cycle of price negotiations under the IRA’s Medicare Drug Price Negotiation Program will commence in the fall of 2024.

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

In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for budoprutug, if and when approved, or any products we may develop, any of which could adversely affect our business, results of operations and financial condition.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Medicare Drug Price Negotiation Program constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc., also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for budoprutug, if and when approved, and any other products we may develop, any of which could adversely affect our business, results of operations and financial condition.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for budoprutug, if and when approved, and any other products we may develop, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for budoprutug or any product candidates we may develop or additional pricing pressures.

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

There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. The European Economic Area (EEA), the U.K. and certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States in compliance with law, such as the EEA standard contractual clauses, the U.K. International Data Transfer Agreement and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant United States-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize budoprutug or any product candidates we may develop; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

We may seek certain designations for budoprutug, including Breakthrough Therapy, Fast Track and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for budoprutug or any product candidates we may develop that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

We may also seek a priority review designation for budoprutug or any product candidates we may develop. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of 10 months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that budoprutug or any product candidate we may develop meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if budoprutug or any product candidate we may develop qualifies for these designations, the FDA may later decide that such product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the European Union, we may seek PRIME designation for budoprutug or any product candidates we may develop. The PRIME program focuses on product candidates that target conditions for which there exists no satisfactory method of treatment in the European Union, or even if such a method exists, the product candidate may offer a major therapeutic advantage over existing treatments. To be accepted for PRIME designation, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a rapporteur of the Committee for Medicinal Products for Human Use to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for budoprutug or any product candidate we may develop, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

Accelerated approval by the FDA, even if granted for budoprutug or any product candidates we may develop, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that budoprutug or any product candidates we may develop will receive marketing approval.

We may seek approval of budoprutug or any product candidates we may develop using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.

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

There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval for budoprutug or any product candidates we may develop. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for budoprutug or any product candidate we may develop, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

With passage of the FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, the FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use.

The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence. The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of budoprutug or any product candidates we may develop that qualify for accelerated approval.

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

The FDA granted orphan drug designation to budoprutug for the treatment of pMN. We may seek orphan drug designation for budoprutug in other specific orphan indications in which there is a medically plausible basis for the use of budoprutug but may never receive such designations. In addition, even with orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of budoprutug to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over budoprutug, if approved.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future or whether Congress will take legislative action, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to orphan drug regulations and policies, our business could be adversely impacted.

If approved, budoprutug or any product candidates we may develop regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA) which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of regulatory exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product.

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

We believe that if budoprutug or any product candidate we may develop that may be approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. Nonetheless, the approval of biosimilar products referencing budoprutug or any product candidate we may develop would have a material adverse impact on our business due to increased competition and pricing pressures. Moreover, there is a risk that any exclusivity we do receive could be shortened due to congressional action or otherwise, or that the FDA will not consider our products to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation.

The extent to which a biosimilar, once licensed, will be substituted for budoprutug or any future reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain regulatory approval for biosimilars referencing budoprutug or any product candidate we may develop, such product may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. The ultimate impact, implementation, and meaning of the BPCIA are subject to uncertainty, and any new regulations, guidance, policies or processes adopted by the FDA to implement the law could have a material adverse effect on the future commercial prospects for budoprutug or any biological product candidates we may develop.

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

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in budoprutug or any product candidates we may develop not receiving approval for commercialization in the applicable jurisdiction. Conducting clinical trials outside the U.S. will also expose us to additional risks, including risks associated with:

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

Our failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing budoprutug or any product candidates we may develop outside the U.S.

If we succeed in developing budoprutug, we intend to market budoprutug in foreign jurisdictions in addition to the U.S. In order to market and sell products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing.

The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., we must secure product pricing and reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of budoprutug in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we fail to obtain approval of budoprutug or any product candidates we may develop by regulatory authorities in another country, we will be unable to commercialize any such product in that country, and the commercial prospects of that product candidate and our business prospects could decline. In addition, failure to obtain regulatory approval in one country or region could adversely affect future regulatory approvals in other countries.

Further, in many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of budoprutug or any product candidates we may develop in certain countries.

In addition, if we fail to obtain the non-U.S. approvals required to market budoprutug or any product candidates we may develop outside the United States or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of such product candidate will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the European Union, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the U.K. Medicines and Healthcare products Regulatory Agency (MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The U.K. and the European Union have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. From January 1, 2025 on, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for budoprutug or any product candidates we may develop, which could significantly and materially harm our business.

Risks Related to the Acquisition of Tenet

We may fail to realize the anticipated benefits of the Acquisition and/or those benefits may take longer to realize than expected.

On June 27, 2024, we completed the Acquisition. Our ability to realize the anticipated benefits of the Acquisition is substantially dependent on our ability to develop and obtain regulatory approval of budoprutug, an anti-CD19 monoclonal antibody with potential to treat a broad range of B-cell mediated diseases. If we fail to obtain positive results from our clinical trials of budoprutug, or we are otherwise unable to obtain regulatory approval of budoprutug on the anticipated timelines or at all, such failure could materially adversely impact our business, financial condition and results of operations, and the market price of our common stock. Further, our ability to realize the anticipated benefits from the Acquisition is substantially dependent on the successful integration of Tenet into our business. The integration process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all, and could be adversely impacted by, among other things, unexpected costs and delays, the loss of key personnel, the loss of key suppliers and/or third parties with whom we do business, and other unanticipated issues. The failure to meet the challenges involved and to realize the anticipated benefits of the Acquisition could adversely affect our business, financial condition and results of operations.

We are involved and may in the future become involved in securities litigation or stockholder derivative litigation in connection with the Acquisition, the related private placement and the other transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated April 10, 2024, by and among our company, Tango Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Tenet, and, solely in his capacity as Tenet equityholder representative, Stephen Thomas (the Acquisition Agreement), and this could divert the attention of our management and harm our business.

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

Risks Related to our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize budoprutug or any product candidates we may develop.

We expect to rely on third-party CROs to conduct, supervise, and monitor our future preclinical studies and clinical trials for budoprutug or any product candidates we may develop, and we do not currently plan to independently conduct preclinical studies or future clinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our future preclinical studies and clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain marketing approval for or commercialize budoprutug or any product candidates we may develop in a timely manner or at all. Moreover, these agreements might terminate for various reasons, including a failure to perform by the third parties; if we need to enter into alternative arrangements, that will delay our product development activities and harm our business.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct any of our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for budoprutug or any product candidates we may develop, and we will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidate, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for such product candidate would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be harmed.

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

We contract with third parties for the manufacture of materials and expect to continue to do so for our clinical trials and for commercialization of budoprutug or any product candidates we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials or that such supply will not be available to us at an acceptable cost or timelines, which could delay, prevent, or impair its development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay any potential clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer, or we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture budoprutug may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce budoprutug according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop or commercialize budoprutug in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of budoprutug that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture budoprutug.

In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between its prior clinical supply used in its clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Our current and anticipated future dependence upon others for the manufacture of budoprutug may adversely affect our future expenses and our ability to commercialize budoprutug, if we receive marketing approval, on a timely and competitive basis.

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

Our product development programs and the potential commercialization of budoprutug or any product candidates we may develop will require substantial additional capital to fund expenses. We may decide to collaborate for the future development and potential commercialization of budoprutug, or any product candidates we may develop. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

We may not be able to negotiate further collaborations on a timely basis, on acceptable terms, or at all. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. Collaboration partners may not prioritize budoprutug or any product candidates we may develop or otherwise not effectively pursue the development of such product candidates which may delay, reduce or terminate the development of such product candidate, reduce or delay its development program or delay its potential commercialization. Further, if we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to delay, reduce or terminate the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. Doing so will likely harm our ability to execute our business plans. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our budoprutug or any product candidates we may develop or bring them to market and generate product revenue.

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

We have nine pending U.S. provisional patent applications with respect to budoprutug. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

Our success depends in significant part on our ability and the ability of our licensors, or future licensors, licensees or collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to budoprutug or any product candidates we may develop and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

We own nine pending U.S. provisional patent applications with respect to budoprutug, and we can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug or any product candidates we may develop. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (USPTO) or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, limit the scope or duration of the patent protection of budoprutug or any other product candidates that we may identify, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize budoprutug or any product candidates we may develop, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We cannot be certain that the USPTO and courts in the United States or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering budoprutug and any product candidates we may develop as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, including through legal action.

If we cannot obtain or lose patent protection for budoprutug or any product candidates we may develop, it could have a material adverse impact on our business.

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

We have limited control over the manner in which CRH or our other licensors may initiate an infringement proceeding against a third-party infringer of such intellectual property rights, or defend certain intellectual property that may be licensed to us. It is possible that CRH or our other licensors infringement proceeding or defense activities may be less vigorous than if we conduct them ourselves.

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

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are uncertain. Our and our future licensors’ pending, and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively exclude others from commercializing competitive technologies and product candidates. The patent examination process may require us or our future licensors to narrow the scope of the claims of our pending and future patent applications, and therefore, even if such patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology. Any patents that we hold or license, or may in-license in the future may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether budoprutug or any product candidate we may develop will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Any of the foregoing could impair our competitive position and harm our business.

The patent protection we obtain for budoprutug or any product candidates we may develop and technologies may be challenged and rendered invalid and/or unenforceable.

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

Because we will rely on third parties to develop and manufacture budoprutug and any product candidates we may develop, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite these contractual agreements with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may harm our business.

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

Filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property rights on budoprutug or any product candidates we may develop in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement rights are not as strong as those in the United States. These products may compete with budoprutug or any product candidates we may develop, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of budoprutug or any product candidates we may develop in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering budoprutug or any product candidates we may develop could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover budoprutug or any product candidates or their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market budoprutug. We may incorrectly determine that budoprutug or any product candidates we may develop are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market budoprutug or any product candidates we may develop. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market such product candidates.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business, and we may enter into additional license agreements in the future for budoprutug or any product candidates we may develop. Our existing license agreements impose on us, and we expect that any future license agreements where we in-licenses intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, our licensors may have the right to terminate our licenses, in which case, we would not be able to market products covered by the licenses.

We obtained our right to a number of existing license agreements pursuant to an asset purchase agreement with Acelyrin, Inc., or Acelyrin, which imposes on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.

If we fail to comply with our obligations under the asset purchase agreement, Acelyrin may have the right to re-purchase the obtained asset, including our rights to the licenses subject to the asset purchase agreement, in which case, we may not be able to market or develop budoprutug.

We may need to obtain additional licenses from third parties to advance our research or commercialize budoprutug or any product candidates we may develop, and we cannot provide any assurances that third party patents do not exist that might be enforced against budoprutug or such other product candidates in the absence of such a license. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize budoprutug or any product candidates we may develop, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

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

Patent terms may be inadequate to protect our competitive position on budoprutug or any product candidates we may develop for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering budoprutug or any product candidates we may develop are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. In addition, we intend, or understand that our licensors intend, to pursue additional patent protection covering, when possible, compositions, methods of use, methods of manufacture, and dosing and formulations of budoprutug. Any patent that may be issued from our owned pending patent applications is expected to expire in 2045, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of budoprutug or any product candidates we may develop, one or more of our U.S. owned or licensed patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and one or more of our foreign owned or licensed patents may be eligible for patent term extension under similar legislation, for example, in the European Union. In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced.

Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position and business could be harmed.

Changes in patent law could diminish the value of our patents, thereby impairing our ability to protect our intellectual property for budoprutug or any product candidates we may develop.

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

Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors, or any future licensors or collaborators, fail to maintain the patents and patent applications covering budoprutug or any product candidates we may develop, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could negatively impact the success of our business.

Our commercial success depends upon our ability and the ability of any of our collaborators to develop, manufacture, market and sell budoprutug and any product candidates we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to budoprutug or any product candidates we may develop and technology, including re-examination, interference, post-grant review, inter partes review or derivation proceedings before the USPTO or an equivalent foreign body. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing budoprutug. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid or that we would be able to replace such technology with alternative, non-infringing technology. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and such alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any product candidates that were ultimately held to infringe such patents. Any potential future legal proceedings relating to these patents could cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. If we are unsuccessful in our challenges to these patents and become subject to litigation or are unable to obtain a license on commercially reasonable terms with respect to these patents, it could harm our business.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could adversely affect our ability to commercialize budoprutug or any product candidates we may develop, and any other product candidates or technologies covered by the asserted third- party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we could be required to obtain a license from such a third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology or product candidates. A finding of infringement could prevent us from commercializing budoprutug or any product candidates we may develop or force us to cease some of our business operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing events would harm our business.

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

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs, delay development of budoprutug and be a distraction to management. Any of the foregoing events would harm our business.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to initiate anticipated clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize budoprutug or any product candidates we may develop, if approved. Any of the foregoing events would harm our business.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. We are highly dependent on recruiting and retaining our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of budoprutug or any product candidates we may develop, completion of our planned clinical trials, commercialization of any such product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

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

Any international operations we may have may expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the United States.

Our business is subject to risks associated with conducting business internationally. Our business strategy incorporates potential international expansion as we seek to conduct clinical trials, obtain regulatory approval for, and commercialize, budoprutug or any product candidates we may develop in patient populations outside the United States. If approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

Risks Related to our Common Stock

The trading price of the shares of our common stock has been and may continue to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been volatile, fluctuating from a high trading price of $29.69 per share in August 2021 to a low trading price of $2.21 in February 2023. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

•
any delay in our regulatory filings for budoprutug or any product candidates we may develop and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
the commencement, enrollment or results of any clinical trials or preclinical development activities we may conduct, or changes in the development status of budoprutug or any product candidates we may develop;
•
adverse results from, delays in or termination of our clinical trials or those of our competitors;
•
unanticipated serious safety concerns related to the use of budoprutug or any product candidates we may develop;
•
adverse regulatory decisions, including results of regulatory interactions and review for budoprutug or any product candidates we may develop;
•
lower than expected market acceptance of budoprutug or any product candidates we may develop following approval for commercialization;
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

We have broad discretion in the use of our cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock or in ways that our stockholders may not agree with.

The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of budoprutug or any product candidates we may develop. Pending their use, we may invest these funds in a manner that does not produce income or that loses value.

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

Based upon our common stock outstanding as of September 30, 2024, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 68.3% of our outstanding common stock. In particular, affiliates of RA Capital Management, L.P., own approximately 46.8% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Prior to the completion of the IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of September 30, 2024. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4 of this Quarterly Report on Form 10-Q.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and harm our business.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our data or our information technology systems, or those of the third parties upon whom we rely. If such an event were to occur, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of budoprutug and to conduct clinical trials, and similar events relating to their computer systems could also harm our business.

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

Security incidents and attendant consequences may cause delays in the development of budoprutug or any product candidates we may develop and negatively impact our ability to grow and operate our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended September 30, 2024 that were not registered under the Securities Act of 1933, as amended (the Securities Act) and that have not otherwise been described in a Current Report on Form 8-K.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On August 16, 2024, Adam Rosenberg, a director of our company, entered into a Rule 10b5-1 trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) (Rule 10b5-1 Trading Plan). Mr. Rosenberg's Rule 10b5-1 Trading Plan provides for the sale of up to 40,000 shares of common stock. The estimated selling start date is January 1, 2025, and Mr. Rosenberg’s Rule 10b5-1 Trading Plan will terminate on June 30, 2025 or such earlier date upon which all transactions are completed or expire without execution.

The following individuals entered into a Rule 10b5-1 Trading Plan that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). The sell-to-cover arrangement applies to restricted stock units (RSU) granted on June 27, 2024 and August 26, 2024 respectively, that vest based on the passage of time. The arrangement provides for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement.

•
August 30, 2024 - Aoife Brennan, Chief Executive Officer
•
August 30, 2024 - Brett Kaplan, Chief Operating Officer

None of our directors or officers terminated a Rule 10b5-1 Trading Plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Resignation of Director

On November 7, 2024, Liam Ratcliffe, M.D., Ph.D., notified us of his decision to resign as a member of our board of directors, which resignation was effective on November 8, 2024 (the Effective Date). With the resignation, Dr. Ratcliffe also resigned as Chair of the compensation committee of our board of directors and as a member of the nominating and corporate governance committee of our board of directors. Dr. Ratcliffe informed us that his resignation was not related to any disagreement with our company on any matter relating to our operations, policies or practices.

Appointment of Director and Chair of Board

On the Effective Date, our board of directors, upon the recommendation of the nominating and corporate governance committee of our board of directors, appointed Douglas E. Williams, Ph.D., as a director to serve until our 2026 annual meeting of stockholders and thereafter until his successor has been duly appointed and qualified or until his earlier death, resignation or removal. As of the Effective Date, Dr. Williams will also serve as the chair of our board of directors, as the chair of the compensation committee of our board of directors, and as a member of the nominating and corporate governance committee of our board of directors.

Dr. Williams will receive compensation for his service as a non-employee director in accordance with our non-employee director compensation program, which is described in the definitive proxy statement for our 2024 annual meeting of stockholders that was filed with the SEC on June 4, 2024, including a grant to him on November 11, 2024 (the Grant Date) of an option to purchase 26,291 shares of our common stock at an exercise price equal to $4.06 per share, the closing price of our common stock on the Grant Date, which option will vest (i) with respect to 20,000 shares underlying the option, in equal monthly installments from November 8, 2024 (the Vesting Commencement Date) until the third anniversary of the Vesting Commencement Date, and (ii) with respect to 6,291 shares underlying the option, on the earlier of (a) June 26, 2025 or (b) the day immediately prior to our 2025 annual meeting of stockholders, in each case, subject to his continued service. Dr. Williams will also be entitled to receive annual cash retainers for his service as a director, plus additional cash compensation for his service as the chair of our board of directors, as the chair of our compensation committee, and as a member of our nominating and corporate governance committee, and annual equity grants in accordance with our non-employee director compensation program.

There are no arrangements or understandings between Dr. Williams and other persons pursuant to which he was appointed as a director. Dr. Williams has no family relationships with any of our directors or executive officers. There are no related-party transactions and no proposed transactions between Dr. Williams or us that would require disclosure under Item 404(a) of Regulation S-K.

In connection with his appointment as a director, Dr. Williams will enter into an indemnification agreement with us, pursuant to which we may be required, among other things, to indemnify Dr. Williams for certain expenses (including attorneys’ fees), judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by Dr. Williams in any action or proceeding arising out of his service to and activities on behalf of our company.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among Eliem Therapeutics, Inc., Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
3.1*	Amended and Restated Certificate of Incorporation, as amended, of the Registrant
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40708	3.2	10/2/2024
4.2	Form of common stock certificate of the Registrant	S-1	333-257980	4.1	8/2/2021
4.3	Amended and Restated Investors Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto	S-1	333-257980	10.1	7/16/2021
10.1*	Consulting Agreement, dated June 27, 2024, between the Registrant and Stephen Thomas.
10.2*	Amendment to Consulting Agreement, dated November 1, 2024, between Registrant and Stephen Thomas
10.3	Offer Letter, dated July 31, 2024 between the Registrant and Brett Kaplan, M.D.	8-K	001-40708	10.1	8/26/2024
10.4	Settlement Agreement, dated August 23, 2024, between Eliem Therapeutics, (UK) Limited and Valerie Morisset, Ph.D.	8-K	001-40708	10.1	8/27/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Climb Bio, Inc.

Date: November 12, 2024	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer (Principal Executive Officer)

Climb Bio, Inc.

Date: November 12, 2024	By:	/s/ Brett Kaplan
Brett Kaplan, M.D.
Chief Operating Officer (Principal Financial Officer)