Form 10-K
period 2024-12-31
Climb Bio, Inc.
filed 2025-03-25
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40708

CLIMB BIO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2273741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 William Street Suite 145 Wellesley Hills, MA	02481
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866)-857-2596

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	CLYM	(The Nasdaq Global Market)

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

As of June 28, 2024, the market value of voting stock held by non-affiliates of the registrant was $195.9 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 21, 2025, the registrant had 67,475,395 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risk and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials;
•
the anticipated timing of the submission and clearance of investigational new drug applications (INDs) and comparable foreign applications for budoprutug and CLYM116;
•
our estimates regarding the potential patient populations for our product candidates;
•
our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
•
our plans to develop and, if approved, subsequently commercialize our product candidates;
•
the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates;
•
our intellectual property position and our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our product candidates;
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
•
the benefits of, and our ability to satisfy our obligations under, our technology transfer and exclusive license agreement with Beijing Mabworks Biotech Co., Ltd.;
•
our ability to enter into future collaborations, strategic alliances, or option and license arrangements; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report on Form 10-K particularly in the “Risk Factor Summary” below and in Part I, Item 1A, “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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
•
Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.
•
Our estimates of market opportunity and forecasts of market growth for our product candidates may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.
•
Preliminary, initial, or interim results from clinical trials that we announce, present, or publish from time to time may change as more data and information become available (or are updated based upon audit, validation and verification procedures of the data/information commonly performed for clinical trials) that could result in material changes in the final trial results.
•
Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of any future clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (FDA) or comparable foreign regulatory authorities.
•
Drug development is highly uncertain, and if we are unable to successfully develop and commercialize our product candidates, or experience significant delays in doing so, our business may be harmed.
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
•
If our information technology systems or data, or those of third parties upon which we rely, such as contract research organizations (CROs), are or were compromised or interrupted, we could experience adverse consequences resulting from such compromise or interruption, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
•
We rely heavily on certain in-licensed patents and other intellectual property rights in connection with our development of our product candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize our product candidates.
•
We have nine pending U.S. provisional patent applications with respect to budoprutug and one exclusively in-license Patent Cooperation Treaty (PCT) international application with respect to CLYM116. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.
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

PART I

Item 1. Business

Company Overview

We are a clinical-stage biotechnology company committed to developing potential best-in-class therapeutics that address significant unmet need for the millions of patients living with immune-mediated diseases. We have built our pipeline by strategically acquiring or in-licensing product candidates that we believe have clear biological rationale and the potential to treat multiple indications.

We are developing our product candidates for multiple immune-mediated diseases, as summarized in the pipeline figure below.

We acquired the rights to our product candidates through license and asset purchase agreements. We have worldwide rights to develop and commercialize budoprutug for all indications, except for oncology. We have rights to develop and commercialize CLYM116 for all indications worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China).

Our cornerstone product candidate, budoprutug (formerly referred to as TNT119), is a clinical-stage anti-CD19 monoclonal antibody (mAb) which has the potential to address a broad range of B-cell mediated diseases. Budoprutug is designed to deplete CD19-positive B cells, including antibody secreting cells (plasma blasts), in order to directly reduce pathogenic autoantibodies. This reduction of autoantibodies has the potential to be a disease-modifying approach in the treatment of immune-mediated diseases. We believe we are well-positioned to advance budoprutug across three distinct opportunity sets in immune-mediated disease: primarily IgG4-mediated diseases, primarily single organ IgG1-3 mediated diseases and complex systemic diseases. We are initially developing budoprutug in lead indications representing each of these three opportunity sets, namely primary membranous nephropathy (pMN), a primarily IgG4-mediated disease, immune thrombocytopenia (ITP), a primarily single organ IgG1-3 mediated disease, and systemic lupus erythematosus (SLE), a complex systemic disease, where we believe budoprutug has the potential to be differentiated from other therapies in development and improve patient outcomes.

In March 2025, we received clearance from the U.S. Food and Drug Administration (FDA) for a Phase 2, dose range finding clinical trial of budoprutug in pMN. We anticipate dosing the first patient in our Phase 2 clinical trial for pMN in the second half of 2025. Budoprutug was previously evaluated in a Phase 1b clinical trial in pMN, the results of which suggest that budoprutug may offer the opportunity to induce remission of pMN in patients with moderate to severe disease. In that clinical trial, three out of five patients (60%) that received four doses of budoprutug and completed at least 48-weeks of follow-up achieved a complete remission of proteinuria, an important clinical endpoint in pMN. Notably, the FDA has granted budoprutug orphan drug designation for the treatment of pMN.

Separately, in March 2025, we received clearance from the FDA for our investigational new drug (IND) application to evaluate budoprutug in a Phase 1b/2a clinical trial in ITP. We are in the process of activating investigational sites for the Phase 1b/2a clinical trial and anticipate dosing our first patient in the first half of 2025.

In October 2024, we received clearance from the FDA for our IND to evaluate budoprutug in a Phase 1b clinical trial in SLE. We are in the process of activating investigational sites for our planned Phase 1b clinical trial in SLE and anticipate dosing our first patient in the first half of 2025.

Each of these clinical trials of budoprutug in pMN, ITP and SLE will be conducted using an intravenous (IV) formulation of budoprutug. In parallel, we are advancing a subcutaneous formulation of budoprutug, which may provide the opportunity for a patient-tailored approach to treatment. We plan to announce preclinical data relating to the subcutaneous formulation of budoprutug in the first half of 2025 and currently plan to initiate clinical development of the subcutaneous formulation in the second half of 2025.

In addition to budoprutug, we are also developing CLYM116, a preclinical stage anti-APRIL (A PRoliferation-Inducing Ligand) mAb for patients with IgA nephropathy (IgAN) and other B-cell mediated diseases. CLYM116 utilizes a novel mechanism of action to prevent APRIL signaling, potently blocking binding of APRIL to its receptors and also promoting lysosomal APRIL degradation via a pH-dependent bind-and-release design. Through its unique binding profile, CLYM116 has the potential to enable more rapid, deep and durable inhibition of APRIL signaling. We are currently evaluating CLYM116 in IND-enabling studies and expect to announce preclinical data from the program in the second half of 2025.

CD19 and APRIL are important targets in immune-mediated diseases. From a portfolio approach, these targets are complementary, as they are present or active in distinct stages in the B-cell lineage. Budoprutug and CLYM116, as anti-CD19 and anti-APRIL agents, respectively, have the potential to address a broad spectrum of B-cell mediated diseases, where unmet need remains high, which we believe offers significant potential for patient impact and a large market opportunity. As illustrated in the graphic below, our product candidates have the potential to address needs for the approximately 500,000 patients in the United States (U.S.) living with pMN, ITP, SLE, or IgAN, and we believe there is an opportunity to expand our development plans into other indications, including but not limited to those illustrated below, which collectively affect approximately 2.5 million Americans. Given the growing prevalence of immune-mediated disease and the unmet need which remains, we believe there is a meaningful market opportunity for differentiated therapies.

Our Strategy

Our strategy is to develop best-in-class treatments for patients with immune-mediated diseases, especially where targeted approaches have clear or clinically validated biological rationale, there is potential for development in multiple indications, we can rapidly advance development, and there is a high unmet need and an attractive market opportunity for differentiated treatment options.

The key elements of our strategy are as follows:

•
Advance budoprutug into late-stage development in pMN. Based on the encouraging results of the Phase 1b clinical trial of budoprutug in pMN, we plan to further evaluate budoprutug in a Phase 2 clinical trial in pMN. The Phase 2 trial is an open-label, dose-range finding trial designed to further evaluate the efficacy and safety of budoprutug in pMN. We anticipate dosing our first patient in the second half of 2025.
•
Expand budoprutug’s indications by initiating clinical trials in patients with ITP and SLE. In October 2024, we received clearance from the FDA for our IND to evaluate budoprutug in a Phase 1b clinical trial in SLE. We are in the process of activating investigational sites for our planned Phase 1b clinical trial in SLE and anticipate dosing our first patient in the first half of 2025. The Phase 1b clinical trial in SLE is an open-label, single ascending dose study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary signs of clinical efficacy of budoprutug in SLE. We also received clearance from the FDA for our IND for ITP in March 2025, and we are in the process of activating investigational sites for a Phase 1b/2a clinical trial of budoprutug in ITP. The open-label, dose escalation and expansion Phase 1b/2a clinical trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary clinical effectiveness of budoprutug in ITP. We anticipate dosing our first patient in both trials in the first half of 2025.
•
Optimize manufacturing process for budoprutug and progress the subcutaneous formulation. We continue to advance the manufacturing process for budoprutug, including improvements to its productivity and scalability, to support later stage clinical development. Development of the subcutaneous formulation remains underway, and we plan to announce preclinical data in the first half of 2025. We plan to progress the subcutaneous program and initiate clinical development in the second half of 2025.
•
Evaluate budoprutug in other B-cell mediated diseases. With mounting evidence of the role of B-cell depletion in many immune-mediated diseases, in particular, the relevance of targeting CD19 expressing B cells, we believe budoprutug has the potential to address a wide range of immune-mediated diseases. We have identified potential next wave indications across the three opportunity sets in immune-mediated disease (primarily IgG4-mediated, primarily single organ IgG 1-3, and complex systemic diseases) and plan to continue to explore development in additional immune-mediated diseases.
•
Accelerate development of CLYM116. CLYM116 was designed to address the limitations of APRIL-targeted therapeutics currently in development and has the potential for clinical efficacy, a favorable tolerability profile and optimized dosing. CLYM116 is currently in IND-enabling studies with preclinical data expected in the second half of 2025. Subject to the receipt of positive preclinical data and regulatory clearance, we plan to initiate a Phase 1 clinical trial of CLYM116.
•
Explore opportunities to expand our pipeline through business development. Business development is a core element of our corporate strategy, as demonstrated by our acquisition of Tenet Medicines, Inc. (Tenet) to add the budoprutug program in June 2024 and our technology transfer and exclusive license agreement (Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks) to add CLYM116 to our pipeline in January 2025. While focusing on the development of our existing product candidates, we plan to continue to evaluate external opportunities to expand our pipeline that are aligned with our strategy.

Immune-Mediated Disease Background

There are over one hundred known immune-mediated diseases, with a collective healthcare cost of over $100 billion in the U.S. each year. This places immune-mediated disease among the costliest categories of disease in the U.S. to diagnose and treat. Immune-mediated diseases are complex conditions characterized by an immune system that mistakenly attacks the body’s own cells and tissues, with clinical manifestations ranging from localized, organ-specific conditions like pMN and ITP, to systemic diseases such as SLE. A hallmark of many immune-mediated diseases is the presence of autoantibodies, produced by autoreactive B cells. In addition, B cells also contribute to disease pathogenesis through interactions with T cells and cytokine production.

In the early 2000s, anecdotal observations revealed that anti-CD20 B-cell depletion therapy, via treatment with rituximab, and anti-CD20 mAb, led to significant improvements in rheumatoid arthritis (RA) and other autoimmune conditions. This discovery transformed the understanding of autoimmune pathophysiology, highlighting the critical role of B cells and leading to rituximab’s marketing authorization and inclusion in guidelines for treatment of multiple immune-mediated disorders.

Despite rituximab’s success, limitations remain. For example, not all patients respond to treatment with rituximab, with certain B-cell subsets such as tissue-resident B cells or CD20-low-expressing cells, often evading depletion. Further, rituximab does not directly deplete autoantibody-producing plasma blasts, delaying impact on circulating autoantibody levels. This has led to the development of newer therapeutic approaches aimed at achieving more rapid, deeper and more sustained depletion of pathogenic B-lineage cells. Targeting B cells through the next generation of approaches and/or targets offers a promising strategy to mitigate the production of disease-causing autoantibodies and disrupt the cycle of autoimmunity. Recent advancements targeting B cells include effector-function-enhanced monoclonal antibodies, chimeric antigen receptor (CAR) T-cell treatments, and bispecific T-cell engagers (TCEs). In addition, therapies targeting various alternative B-cell surface antigens, as well as signaling cytokines, are being investigated. Among these, CD19 and APRIL have emerged as promising targets.

Budoprutug

Our cornerstone product candidate, budoprutug, is a highly potent anti-CD19 mAb with the potential to address a broad range of B-cell mediated diseases. We seek to position budoprutug as a best-in-class approach capable of delivering on efficacy, safety and convenience.

Rationale for CD19 in Treating Immune-Mediated Diseases

Budoprutug is designed to target and deplete CD19-expressing B cells. We believe there is a significant advantage to targeting CD19 relative to other B-cell antigens for the treatment of immune-mediated diseases because of CD19’s broad expression profile across many B-cell sub-types.

The CD19 antigen is found on Pro-B cells and maintains surface expression throughout maturation to tissue-derived plasma cells. While CD19 expression tends to wane on bone marrow-derived plasma cells, we view this as an attractive benefit given those cells are a key component of humoral immune memory, which is responsible for actions such as conferring long-term protection post-vaccination and against infection. Most importantly, the ability to target both autoantibody-secreting cells and their progenitors provides a unique opportunity for rapid onset of action and durability of self-reactive B-cell depletion, which could potentially improve clinical benefit for patients with B-cell driven diseases.

The broad expression of CD19 across B lineage cells, as compared to other B-cell targets, and potential benefits of durability and rapid onset this broad expression confers is illustrated by the graphic below.

Notably, CD19-targeted therapies in development have demonstrated impressive efficacy in controlled trials and case reports of patients with immune-mediated diseases. This efficacy has been shown even in patients who have failed or relapsed on other B-cell targeted therapies, including agents targeting depletion through CD20, an observation that was potentially driven by CD19’s unique expression profile across the B-cell lineage and its ability to directly target plasma blasts and plasma cells.

Importantly, B-cell depletion with an anti-CD19 therapy can be considered to act upstream of other approaches to antibody-mediated diseases, including activation inhibitors and accelerators of antibody degradation (e.g., neonatal Fc receptor (FcRn)-targeted therapies).

Additionally, other anti-CD19 mAbs in development have demonstrated a favorable safety and tolerability profile to date, comparable to the approved anti-CD20 mAbs. Physicians have also prescribed anti-CD20 therapies for decades with an ever-growing safety database, improving the level of comfort in directly depleting an immune cell type, even via self-administration in an out-patient setting.

Taken together, we believe these attributes provide a strong rationale for a CD19-targeting approach for the treatment of immune-mediated diseases.

Rationale for a mAb-Based Approach to Targeting CD19

In the evolving landscape of B-cell targeted therapies, there are CD19-targeted approaches across multiple construct classes, including mAbs, CAR T-cell therapies, CAR-natural killer cell therapies, and T-cell engagers. We believe a mAb-based approach to targeting CD19 is ideal for four key reasons:

•
Manufacturability. mAbs traditionally have well-established manufacturing and supply chains, favorable cost-of-goods, and scalability. Given the millions of patients globally suffering from immune-mediated diseases, the ability to readily scale manufacturing and drug supply is critical to realizing the full potential of a product candidate.
•
Targeting. mAbs generally have preferential targeting, and the core of their functionality is the ability to recognize and bind antigens with high specificity. One perceived limitation of the mAb-based approach to CD19-targeted B-cell depletion is that mAbs are unable to reach tissues, the desired site of action, and, even if they do, they lack the potency and functionality to deplete B cells within those tissues. In a transgenic mouse model, we observed dose dependent B-cell depletion in tissues (namely, bone marrow, lymph node and spleen) following budoprutug administration, supporting our view that mAbs can penetrate tissues and induce deep B-cell depletion. While we currently lack patient-level data with anti-CD19 antibodies that directly demonstrate B-cell depletion at the tissue level, there is clinical evidence from the widespread use of rituximab showing that mAbs can induce dose-dependent reductions of target antigen-expressing B cells in tissues. More specifically, rituximab has been shown to deplete the CD20-positive B cell populations resident within many different tissue types, including lymph node and spleen. Taken together, these data suggest that CD19-targeted mAbs can penetrate tissues and deplete antigen-expressing cells within those tissues.
•
Safety and Tolerability. We believe the safety profile of mono-specific monoclonal antibodies compares favorably to other approaches to CD19 B-cell depletion. Specifically, TCEs and CAR T-cell therapies are projected to have higher risk for cytokine release syndrome (CRS) and immune effector cell-associated neurotoxicity syndrome (ICANS). Both CRS and ICANS can be life-threatening and present poor equipoise for many patients with autoantibody driven diseases. Additionally, unlike with CAR T-cell therapies, there is no requirement for a lymphodepleting chemotherapy pretreatment regimen with mAbs.
•
Patient-Tailoring and Access. Targeting CD19 with a mAb presents the opportunity for optimized dosing and administration. Opportunity exists to formulate mAbs for both IV and subcutaneous administration, and the potential for self-administration subcutaneously through autoinjectors or pens, which may provide optionality for development and the potential for patient-tailored solutions. Such optionality in formulation and administration does not exist for cell-based approaches targeting CD19, which require in-hospital administration. In addition, mAb approaches provide dosing flexibility and can be administered in single or multiple doses as required to achieve the desired amount of drug delivery. In addition, given the physician familiarity with mAbs, we believe these can be administered outside of tertiary referral centers, in community hospitals that do not require special units, enabling broader patient access.

Our CD19 Approach: Budoprutug

Budoprutug, our cornerstone product candidate, targets CD19, which is expressed across a broader repertoire of B-cell lineages than CD20, potentially allowing for a broader and more durable depletion of pathogenic B cells. While CD19-targeted CAR-T therapies have shown encouraging efficacy, both CAR T-cell and TCEs are associated with significant drawbacks, including high rates of CRS and ICANS.

In addition, CAR T-cell therapies require lymphodepleting chemotherapy, which is associated with significant toxicities as well as an FDA-recognized risk of secondary malignancies. These therapies are also associated with a complex and costly manufacturing process and, for autologous cells, delay of treatment due to the time required for cell collection, modification, and re-infusion.

Budoprutug is a highly potent anti-CD19 mAb designed with enhanced effector function and potent antibody dependent cellular cytotoxicity (ADCC). We believe there are several unique attributes of budoprutug that have the potential to differentiate it from other treatment approaches for immune-mediated diseases. In the diagram below, we highlight budoprutug’s specific advantages, including its low picomolar activity, functionally enhanced ADCC, and high concentration. Taken together, we believe these key features of budoprutug create a compelling opportunity for broad utility across a number of immune-mediated diseases where unmet need remains high.

Budoprutug is a highly potent anti-CD19 mAb containing a low-fucosylated Fc region, leading to enhanced effector function and highly potent ADCC

Unique attributes driving differentiation & positioning

HIGH AFFINITY

18 pM

binding affinity to CD19 to counter low antigen density

ADCC-ENHANCED

>100x potency

vs. wild-type IgG1 to drive deep & durable B-cell depletion

HIGH CONCENTRATION

≥175 mg/mL

with low viscosity for low volume, SC injection

Picomolar Affinity

Budoprutug’s low picomolar affinity for CD19 has the potential to overcome lower antigen density of CD19 on some B-cell sub-types, such as plasma cells, and enables direct targeting of those pathogenic B cells, which are upstream as a source of inflammation.

Functionally Enhanced ADCC

The glycoengineered, low-fucosylated Fc region of budoprutug increases affinity for Fc gamma receptors, thereby functionally enhancing ADCC. We believe that enhanced effector function coupled with potent antigen binding will drive deep and durable B-cell depletion. In the figure below, we show that budoprutug’s glycoengineering demonstrated 100-fold improved potency relative to a budoprutug construct containing a wild type IgG1 backbone and that budoprutug demonstrated improved cell-killing potency against Daudi lymphoma cells relative to rituximab.

In initial clinical trials of budoprutug in pMN, subjects receiving as low as 100 mg induction doses achieved undetectable levels of circulating B cells for at least 6 months. In patients with B-cell malignancies, repeated doses as high as 1,000 mg once weekly for four weeks were generally well-tolerated. These early data are encouraging, and we believe this feature of budoprutug will potentially lead to deep and durable depletion of both peripheral and tissue-resident B cells in patients with immune-mediated diseases, providing potentially significant opportunity for clinical benefit.

High Concentration

We have been able to successfully formulate budoprutug to concentrations exceeding 175 milligrams per milliliter while maintaining low viscosity, creating an opportunity to pursue a subcutaneous dose form that potentially features a low volume injection. We believe there is an opportunity to optimize both the dosing regimen and dose form for specific patient populations, potentially enabling a patient-tailored approach to disease management.

Our Budoprutug Development Strategy

We have identified three distinct opportunity sets for the development and prioritization of budoprutug. As depicted in the diagram below, these are (1) primarily IgG4 mediated diseases, (2) primarily single organ IgG1-3 diseases, and (3) complex systemic diseases. CD19 plays a role in each of these three opportunity sets, with the primarily Ig4 mediated having the clearest supporting pathophysiology, primarily single organ IgG1-3 diseases having clinical proof-of-concept of B-cell depletion (e.g., B-cell depletion in neuromyelitis optica spectrum disorder (NMOSD) with Aquaporin-4 autoantibodies and in myasthenia gravis (MG) with acetylcholine receptor autoantibodies), and complex systemic diseases having a strong biological rationale but limited clinical support. Given the role of CD19 within the diseases in these opportunity sets, we believe budoprutug has broad potential. We have initially prioritized lead indications within each set, pMN, ITP and SLE, each of which we believe represents a significant market opportunity. We plan to continue to evaluate the next wave of indications in each opportunity set.

MG MuSK= Myasthenia Gravis muscle-specific tyrosine kinase; SLE = Systemic Lupus Erythematosus, pMN = Primary Membranous Nephropathy, ITP = Immune Thrombocytopenia,

NMOSD = Neuromyelitis optica spectrum disorder, BP = Bullous pemphigoid, ANCA-AAV = antineutrophil cytoplasmic antibody-associated vasculitides, SSc = Systemic sclerosis;

CIDP = Chronic inflammatory demyelinating polyradiculoneuropathy, IgG4-RD = IgG4 related disease, RA = Rheumatoid arthritis, MS = Multiple sclerosis, MG (AChR) = Myasthenia Gravis acetylcholine receptors, PV = Pemphigus Vulgaris

Budoprutug in pMN

In March 2025, we received clearance from the FDA to conduct a Phase 2 dose range finding clinical trial to further evaluate budoprutug in pMN. We anticipate dosing the first patient in our Phase 2 clinical trial for pMN in the second half of 2025. Budoprutug was previously evaluated in a Phase 1b clinical trial in pMN in which three out of five patients (60%) that received four doses of budoprutug and completed at least 48-weeks of follow-up achieved a complete remission of proteinuria, an important clinical endpoint in pMN. The FDA has granted budoprutug orphan drug designation for the treatment of pMN.

Background on pMN

pMN is a rare, immune-mediated disease characterized by proteinuria, nephrotic syndrome, and progressive loss of renal function. We estimate there are approximately 70,000 people in the U.S. with pMN.

In pMN, B-lineage cells produce autoantibodies that target antigens present on glomerular podocytes, usually including antibodies to phospholipase A2 receptors (PLA2R). Immune complexes of antigen and autoantibody are deposited in the glomerular basement membrane where they mediate inflammation and injury to podocytes that eventually leads to proteinuria which, if left untreated, can lead to kidney failure. Clinically, pMN often presents with nephrotic syndrome, characterized by significant proteinuria, hypoalbuminemia, and edema. Diagnosis typically involves blood tests to measure cholesterol and protein levels, urine tests for proteinuria, glomerular filtration rate tests, and kidney biopsies to detect specific antibodies. The management of pMN is focused on achieving complete remission of proteinuria, as this has been definitively correlated to improved long term maintenance of renal function.

There are currently no drugs approved for the treatment of pMN in the U.S. The standard of care includes supportive treatments to manage symptoms like hypertension and edema and, when necessary, immunosuppressive therapy, which may include corticosteroids, calcineurin inhibitors, or other agents. These treatments have undesirable side effects, including, among others, hypertension, neurotoxicity, metabolic abnormalities, a heightened risk of life-threatening bacterial, viral, and fungal infections, malignancies, hypoglycemia and gastrointestinal disturbances. Newer therapies, including rituximab, have been used with some success, however, the response to this treatment is delayed and the majority of treated patients do not achieve complete remission of the disease.

Disease flares following initial responses are common, and complications of treatment add to the overall disease burden. There remains an unmet medical need for more effective therapies for refractory cases and strategies to prevent long-term kidney damage and improve patient outcomes.

Budoprutug: Our solution for pMN

pMN is caused by the destruction of podocytes mediated by autoantibodies to podocyte antigens, predominantly PLA2R autoantibodies. There is evidence that a majority of the autoantibody secretion is coming from the plasma blast, which are B-lineage cells that express CD19 but have largely lost CD20 expression. Given budoprutug’s mechanism of targeting and depleting CD19-expressing cells from the pre-B cells stage through the plasma blast stage, we believe that budoprutug administration will lead to a rapid decline in PLA2R antibodies, permit healing of podocytes, and resolution of proteinuria.

Following the completion of the Phase 1b clinical trial of budoprutug in patients with pMN, in October 2024, we announced the following data for five patients who received all four doses of budoprutug as depicted in the figure below:

•
Three of five (60%) patients achieved complete remission of proteinuria at week 48 (right chart).
•
Rapid and significant reductions in anti-PLA2R autoantibodies, a key driver of pMN, with serological remission occurred in the three patients that were PLA2R-positive at baseline (middle chart).
•
Complete and sustained B-cell depletion was observed in all patients (5/5), with undetectable levels of B cells occurring after just two doses of study drug at doses as low as 100 mg (left chart).

Budoprutug was generally well-tolerated at doses up to 200 mg administered as two doses separated by 14 days, the highest dose tested in the study, with no reported drug-related serious adverse events. Among the eight patients who received at least one injection of budoprutug in the clinical trial, there were no deaths, there were three serious adverse events (grade 3 bacterial pneumonia, grade 4 rhabdomyolysis, and grade 3 chronic obstructive pulmonary disease), none of which were considered to be related to budoprutug by the investigator, and all of which resolved with treatment or observation. There were no discontinuations due to adverse events and there were no dose limiting toxicities observed. Four patients reported infections during the trial of which three were cases of COVID-19 and one was bacterial pneumonia.

Data from the five patients who received all four doses of budoprutug in the Phase 1b clinical trial in pMN is presented in the figure below. Patients received two induction doses at baseline and then two more maintenance doses at six months. Three patients received 100 milligrams every two weeks and two patients received the 200-milligram dose at the same intervals.

Planned Clinical Development of Budoprutug for pMN

In March 2025, we received clearance from the FDA for a Phase 2 clinical trial to further evaluate budoprutug in pMN. The clinical trial is planned to be a randomized open label, dose-ranging study to evaluate the safety and efficacy of budoprutug of pMN and is expected to enroll approximately forty-five pMN patients who have significant anti-PLA2R antibodies with persistent evidence of disease activity despite utilizing other treatments. We anticipate dosing our first patient in the Phase 2 clinical trial in the second half of 2025.

Budoprutug in ITP

Background on ITP

ITP is a rare autoimmune disorder characterized by autoantibody-mediated destruction of platelets, leading to low levels of circulating platelets and risk of bleeding. ITP is classified as acute (short term, remitting), persistent or chronic. Acute cases are more common in children and chronic cases are more prevalent in adults. We estimate there are approximately 85,000 patients with chronic ITP in the U.S. Of these, there are approximately 24,000 adults with chronic ITP that is refractory to treatment.

In ITP, autoantibodies attach themselves to antigens on the surface of platelets, marking them for destruction in the spleen. Megakaryocytes in the bone marrow attempt to compensate by increasing platelet cell production, but may themselves become targeted for destruction. Low platelet counts result in bruising or petechiae and purpura, hemorrhagic episodes or extensive bleeding, and chronic fatigue, which are all characteristic symptoms of ITP and commonly reported. Mortality is higher than is observed in aged-matched controls.

Current treatment recommendations of the American Society of Hematology exemplify the significant unmet need for ITP patients. Even if a patient is fortunate enough to stabilize on a first line therapy with corticosteroids and/or intravenous immunoglobulin, upwards of 80% relapse and move to second line treatments, which may include rituximab and/or thrombopoietin receptor agonists (TPO-RAs). Many of those necessitate a third line treatment with additional doses of rituximab and TPO-RAs, or a trial of fostamatinib or other immunosuppressive therapy. If unsuccessful, combination therapy or splenectomy are considered.

Budoprutug: Our solution for ITP

Few current treatments target upstream disease pathogenesis. We believe the limitations of rituximab, including non-targeting of plasma cells, leaves opportunity for budoprutug in ITP.

Planned Clinical Development of Budoprutug for ITP

In March 2025, we received clearance from the FDA to conduct a Phase 1b/2a open label clinical trial in ITP to evaluate the safety and efficacy of budoprutug. We anticipate dosing our first patient in the Phase 1b/2a clinical trial in the first half of 2025.

Budoprutug in SLE

Background on SLE

SLE is a chronic, inflammatory autoimmune disorder characterized by the formation of autoantibodies and immune complexes that can lead to damage across multiple organs, including, but not limited to, the skin, joints, and kidneys. SLE has a prevalence of approximately 240,000 patients in the U.S., disproportionately affects women (9:1 female to male ratio) and has a higher prevalence among African American, Asian, African Caribbean and Hispanic individuals.

Approximately one third of SLE patients in the U.S. will experience serious attacks on their kidneys or, less commonly, will have serious injury to blood vessels, the nervous system, circulating blood cells or platelets, liver, lung, or fetus. The autoantibody targets and the mechanisms by which the antibodies that arise in SLE cause injury to vary across patients, which accounts for some of the differences in clinical presentation. Some antibodies that arise in SLE bind directly to cells that are then destroyed through phagocytosis or cytotoxicity, which is the case with thrombocytopenia and anemia in SLE. Some antibodies form immune complexes that deposit in blood vessels causing inflammation that injure tissue, as is the case with nephritis, synovitis, rash and vasculitis. Some antibodies bind mediators or receptors and very directly interfere with important functions, including antiphospholipid antibodies that trigger the clotting system causing strokes and miscarriages, or antibodies to elements in the nervous system that are thought cause fatigue, cognitive impairment, depression and even psychosis.

The current treatment of SLE aims to control symptoms, prevent flares, and minimize organ damage. Treatment typically begins with corticosteroids to rapidly reduce inflammation, then hydroxychloroquine to reduce the risk of another flare. When this is inadequate, or when patients cannot reduce steroids, treatments include broad spectrum oral immune suppressants, such as azathioprine or mycophenolate. Targeted inhibitors of interferon (anifrolumab) and of B-cell activating factors (belimumab) may also be utilized.

However, despite these approaches, up to 20% of SLE patients progress to end stage renal failure, and the mortality from complications of these treatments, notably steroid therapy, is high in both renal and non-renal patients.

In addition to preventing progression to renal failure, there is a need for therapeutic regimens that can reduce the use of steroids and their complications, address antiphospholipid syndrome, address fatigue and cognitive impairment and fetal risk, and prevent the accumulation of damage from repeated flares.

Budoprutug: Our solution for SLE

We believe recent case reports and early clinical data from trials administering CD19 CAR T-cell therapies in SLE patients who were refractory to multiple lines of therapy are promising, with most patients achieving complete responses. While these data support the biological rationale for targeting CD19, several patients developed serious adverse events, including CRS and ICANS. In addition, the logistics and likely costly production of the CAR-T therapies could limit broad utility. This provides potential opportunity for a mAb approach to targeting CD19 such as budoprutug.

Planned Clinical Development of Budoprutug for SLE

In October 2024, we received clearance from the FDA for our IND to evaluate budoprutug in a Phase 1b clinical trial in SLE. We are in the process of activating investigational sites for our planned Phase 1b clinical trial in SLE and anticipate dosing our first patient in the first half of 2025.The clinical trial is planned to be an open label and dose escalation study with augmented B cell and antibody analysis to assess whether budoprutug may have a long term impact on autoreactive B memory cells as well as rapid depletion of antibody-producing plasma blasts. We plan to initially dose patients with a low dose of budoprutug to assess safety and tolerability prior to advancing to a clinically relevant dose.

Subcutaneous Formulation

We have successfully formulated budoprutug in a subcutaneous formulation above 175 mg/ml while maintaining low viscosity, creating an opportunity to pursue a subcutaneous dosing form that potentially features a low volume injection. We believe there is an opportunity to optimize both the dosing regimen and dose form for specific patient populations, potentially enabling a patient-tailored approach to disease management. A subcutaneous formulation could have advantages in many disease and patient settings where home-based dosing may be preferred. We continue to advance the subcutaneous formulation clinical program, with non-clinical data expected in the first half of 2025 and plan to initiate clinical development of the subcutaneous formulation in the second half of 2025.

CLYM116

In January 2025, we entered into the Mabworks Agreement for rights to develop and commercialize CLYM116, an anti-APRIL mAb, in the territory outside of Greater China. We believe CLYM116 is a best-in-class approach to address unmet needs in patients with IgAN and other B-cell mediated diseases and is complementary to our budoprutug program.

Rationale for APRIL in Treating Immune-Mediated Diseases

CLYM-116 is designed to prevent APRIL signaling through a novel mechanism. APRIL was identified in a genome-wide association study as a susceptibility locus for IgAN, and has been implicated in several other autoimmune conditions, including SLE, RA, alopecia areata, MG, Sjogren’s syndrome, and bullous pemphigoid. APRIL and its receptors are known to have specific functions in the process of B-cell maturation and survival. Additionally, APRIL is also involved in immunoglobulin class switching in B cells, thus contributing to the pathogenesis of disorders with aberrant Ig production. APRIL exerts its effects through binding to its two receptors: B-cell maturation antigen and transmembrane activator and CAML interactor. These two receptors also bind to a related ligand from the tumor necrosis factor family, called B cell activating factor (BAFF). In addition to these two receptors, BAFF also binds to the BAFF receptor, a binding event that is essential for both survival and maturation of immature B cells. Although BAFF and APRIL are structurally related, they bind to their receptors with different affinities and have distinct biological roles in regulating B-cell function.

While broad B-cell depletion with agents such as rituximab has been shown to be ineffective in IgAN, more targeted plasma cell modulation through APRIL or APRIL/BAFF inhibition has been shown to be effective and a potentially disease modifying approach. There are currently two monoclonal antibodies targeting APRIL and three fusion proteins targeting both APRIL and BAFF under late-stage clinical investigation for IgAN.

In early clinical studies, these agents demonstrated reductions in free APRIL, serum immunoglobulin levels, proteinuria, and stabilization of the decline in kidney function, establishing clinical validation for this targeting approach. However, clinical data available to date suggests that efficacy is incomplete and frequent dosing is required. Inhibitors of BAFF may also add potential safety liabilities, including immunosuppression.

Our APRIL Approach: CLYM116

CLYM116 has the potential to address limitations of APRIL-targeted therapeutics currently in development. As demonstrated by the graphic below, CLYM116 has unique attributes driving differentiation and positioning, including a novel mechanism to prevent APRIL signaling, high affinity and pH-dependent binding to APRIL, and Fc engineering to increase serum half-life and diminish effector function. Together, these attributes provide the potential for best-in-class efficacy, a favorable tolerability profile, which avoids potential immunosuppression associated with BAFF inhibition, and optimized dosing though subcutaneous administration with the potential for less frequent dosing and reduced patient burden. These attributes may be particularly important in diseases like IgAN, which impacts young patients and requires long-term treatment.

Unique attributes driving differentiation & positioning

NOVEL MECHANISM

Blocking APRIL binding and enhancing degradation of APRIL

HIGH AFFINITY

pH-dependent binding to APRIL

FC-ENGINEERED

Clinically validated Fc mutations to increase serum half-life and diminish effector function

Novel mechanism

CLYM116’s novel mechanism of action employs a pH-dependent bind-and-release design, coupled with Fc engineering, which results in potent blocking of APRIL signaling through its receptors, promotion of lysosomal APRIL degradation, and promotion of CLYM116 antibody recycling, as illustrated below. As shown in the graphic below, (1) CLYM116 has high affinity to APRIL at pH 7.4 (serum pH), promoting APRIL binding, and (2) in comparison, at pH 5.8 (endosomal pH), CLYM116 has both low affinity for APRIL, promoting APRIL degradation, and high affinity to FcRN, promoting CLYM116 recycling. Through this novel mechanism and unique binding profile, CLYM116 has the potential to enable more rapid, deep and durable inhibition of APRIL signaling and IgA depletion.

1
High affinity to APRIL at pH 7.4
pH 7.4
APRIL
CLYM116
FcRn
Endocytosis
Antibody recycling
pH 6.0
pH 6.0
pH 6.0
2
High affinity to FcRN at pH 5.8, promoting CLYM116 recycling
Low affinity to APRIL at pH 5.8, promoting APRIL degradation
APRIL degradation
Endothelial cell

We believe the early in vitro and in vivo data for CLYM116 support this hypothesis. In preclinical studies, CLYM116 demonstrated pH dependent binding and deep and durable clearance of APRIL, as compared to a benchmark anti-APRIL antibody (BION1301), a third-party anti-APRIL in late-stage clinical trials, as outlined in the results shown below. The left panel illustrates results from a pH-dependent enzyme-linked immunosorbent (ELISA) assay which demonstrated differential binding for CLYM116 at varying pH, whereas BION1301 did not demonstrate this pH-dependent binding profile. In the study depicted in the right panel, wild type C57 mice were administered either CLYM116 or BION1301 (single dose, 10 mg/kg) and human APRIL (single dose, 15 mg/kg) 36 hours later. APRIL concentration was assessed every 2 hours thereafter. CLYM116 depleted circulating APRIL and demonstrated enhanced clearance as compared to BION1301.

Our CLYM116 Development Strategy

Inhibition of APRIL signaling has potential application in the treatment of IgAN, our current lead indication for CLYM116, and other B-cell mediated diseases. CLYM116 is currently in IND-enabling studies with preclinical data expected in the second half of 2025. Subject to the receipt of positive preclinical data and regulatory clearance, we plan to initiate a Phase 1 clinical trial.

Background on IgAN

IgAN, also known as Berger's disease, is an autoantibody-mediated disease caused by deposition of immune complexes, comprising IgA and IgG in the glomeruli. We estimate there are approximately 110,000 cases of IgAN in the U.S. and higher prevalence in Europe and Asia. Diagnosis is made by kidney biopsy and symptoms include hematuria, proteinuria, high blood pressure, and edema. If left untreated, 30% to 40% of patients will develop kidney failure within 10 years of diagnosis.

The standard of care for IgAN includes optimized supportive care, which focuses on controlling blood pressure, reducing proteinuria, and managing cardiovascular risk factors. This often involves the use of angiotensin-converting enzyme inhibitors (ACEi) or angiotensin receptor blockers (ARBs), along with lifestyle modifications such as a low-salt diet and smoking cessation. Despite these treatments, there is a need for more effective therapies to prevent disease progression, better biomarkers for early diagnosis and monitoring, and strategies to reduce the risk of kidney failure. Additionally, there is a need for personalized treatment approaches to address the variability in disease progression and response to therapy.

We believe that inhibition of APRIL is both a clinically validated mechanism and potentially disease modifying approach for this indication.

Planned Clinical Development of CLYM116 for IgAN

CLYM116 is currently in IND-enabling studies with preclinical data expected in the second half of 2025. Subject to the receipt of positive preclinical data and regulatory clearance, we plan to initiate a Phase 1 clinical trial.

Legacy Programs

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

License Agreements

Agreements Related to Budoprutug

On June 27, 2024, we completed our acquisition of Tenet, a private development stage biotechnology company. As a result of the acquisition, the following agreements effectively became our agreements.

Acelyrin Asset Purchase Agreement

On January 11, 2024, Tenet entered into an asset purchase agreement (the Asset Purchase Agreement) with Acelyrin, Inc. (Acelyrin) and WH2, LLC, providing for the acquisition of certain assets of Acelyrin related to budoprutug (the Transferred Assets), including certain assigned contracts. Under these assigned contracts, we (i) received worldwide licenses (with the right to sublicense) to certain patents, know-how and other intellectual property rights to develop, manufacture, use and commercialize budoprutug for any non-oncology indication, and (ii) assumed certain liabilities of Acelyrin arising from (1) governmental authority action or notification relating to budoprutug, (2) contracts assigned to us pursuant to the Asset Purchase Agreement and (3) our ownership, lease or operation of the Transferred Assets. The Asset Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities, including those covering losses arising from any material breach of the Asset Purchase Agreement.

Under the Asset Purchase Agreement, we also inherited the rights and obligations, including financial obligations, under the CRH Agreement (as defined below) and the ProBioGen Agreement (as defined below).

In consideration for the license and other rights we received under the Asset Purchase Agreement, we are obligated to (i) make total payments of up to $157.5 million to Acelyrin upon the achievement of various development, regulatory and commercial milestones, (ii) pay royalties in the single-digit percentages, subject to specified reductions, to Acelyrin on worldwide net sales in a given calendar year, and (iii) make non-refundable and non-creditable payments to Acelyrin on sublicense income with rates ranging from the low single digit to mid teen percent depending on the stage of development of the most advanced Products (as defined below) at the time of such sublicense.

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

We are obligated to use commercially reasonable efforts to commercialize at least one Product in the U.S. and to achieve specified development, regulatory and commercial milestones set forth in the Asset Purchase Agreement.

If Acelyrin asserts that we have failed to meet one or more of these diligence obligations within specified time periods, and such failure is finally determined through a dispute resolution process, Acelyrin shall have the right to repurchase the Transferred Assets at the then-fair market value of such Transferred Assets, as Acelyrin’s sole and exclusive remedy for such breach.

If, within a specified period, we receive a bona fide offer or proposal from a third party to sell, transfer or otherwise divest all or substantially all of the rights to the Transferred Assets or Products, or grant an exclusive license or exclusive sublicense to such third party to develop and commercialize Products under specified terms, then prior to entering into any discussions or negotiations with any third party in relation to such a transaction, we shall provide written notice to Acelyrin of such intent or receipt of proposal. Acelyrin shall have the right to negotiate with us the terms for a definitive agreement with respect to such sale, transfer or grant of the rights to Products for a specified period of time. If Acelyrin does not exercise its right to negotiate or the parties are unable to agree on the terms of a definitive agreement, we shall have the right to negotiate or enter into an agreement with a third party with respect to such transaction, subject to specified conditions.

We may not sell, assign or transfer all or substantially all of the rights to develop or commercialize a Product unless, as a condition to such sale, assignment or transfer, the purchaser, assignee or transferee (as applicable) assumes in writing all of our obligations as set forth in the Asset Purchase Agreement with respect to the applicable Products.

CRH Agreement

In connection with the Asset Purchase Agreement, in January 2024 Tenet was assigned a license agreement with Cancer Research Technology Limited (CRH) and, in connection with such assignment, Tenet entered into an amended and restated license agreement with CRH (the CRH Agreement). The CRH Agreement granted us a worldwide exclusive license (other than specified patent rights and materials, which are licensed to us on a non-exclusive basis) under certain know-how, patents and materials, or the licensed rights, to research, develop, test, manufacture or sell certain licensed products related to budoprutug, for all therapeutic uses except for oncology indications. We are permitted to grant a sublicense under these licenses with CRH’s prior written consent.

CRH retains, on behalf of itself and the charitable company Cancer Research U.K., a worldwide, fully paid-up, perpetual and irrevocable right in the licensed rights and in certain intellectual property owned or controlled by us that is necessary to exploit the licensed products and used, conceived or generated in the course of exercising the license or exploiting any licensed product, or product-specific foreground intellectual property, for the purpose of non-commercial, non-clinical scientific research.

We are obligated to use commercially reasonable efforts to perform all activities set forth in a mutually agreed-upon development plan within the timelines set forth therein. We are also obligated to develop at least one licensed product in an autoimmune indication and to pursue worldwide regulatory authorization for licensed products. We must use commercially reasonable efforts to commercialize each licensed product throughout each of the specified major markets as soon as practicable following receipt of regulatory authorization for such product in such market.

Additionally, we must make the licensed product available through the United Kingdom (U.K.) and negotiate with relevant regulatory authorities to make each licensed product available through the National Health Service in England and Wales within a specified time of the licensed product being made available elsewhere in the territory. If we fail to meet one or more of these diligence obligations, and such failure is not remedied within the specified cure period, CRH shall have the right to terminate the CRH Agreement with respect to the relevant licensed product.

We are obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date. We are obligated pay up to an aggregate of £106.8 million ($134.1 million) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. We are also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales. The royalty term continues for each licensed product on a country-by-country basis beginning on the first commercial sale of such licensed product and ending on the latest of (a) the date when such licensed product is no longer covered by a valid claim of a licensed patent in such country, (b) the expiration of the exclusivity period for such licensed product in such country, and (c) the tenth anniversary of the first commercial sale of such licensed product in such country. We are also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue.

The CRH Agreement shall remain in effect in each country in the territory until the expiry of our obligation to pay royalties in such country. Either party may terminate the CRH Agreement if the other party is in material breach that has not been remedied within the specified cure period or if the other party becomes insolvent.

CRH also has the right to terminate the CRH Agreement if we or one of our sublicensees or affiliates challenges a licensed patent, or if we are acquired by a tobacco company.

ProBioGen Agreement

Under the Asset Purchase Agreement, Tenet was assigned a cell line development, manufacturing services and license agreement (the ProBioGen Agreement) originally entered into by ValenzaBio, Inc. and ProBioGen AG (ProBioGen) in February 2021.

The ProBioGen Agreement granted us a non-exclusive license under certain know-how, patents and materials, to use cell lines in which ProBioGen’s proprietary technology is applied, to research, develop, manufacture, use, sell, offer to sell, import or export budoprutug. This license includes a non-exclusive sublicense by ProBioGen of certain third-party patent rights, limited to the use of budoprutug.

We are obligated to (i) make payments of up to €10.0 million ($10.4 million) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($7.3 million) upon the achievement of certain sales milestones.

If we elect to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.1 million).

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

Agreements Related to CLYM116

Mabworks Agreement

On January 8, 2025, we entered into the Mabworks Agreement with Mabworks, pursuant to which Mabworks granted to us (1) an exclusive (even as to Mabworks and its affiliates), sublicensable right and license under certain patent rights and related know-how (the Licensed Intellectual Property) to develop, manufacture and commercialize Mabworks’ proprietary antibodies associated with Mabworks’ proprietary antibody program identified as MIL116 (the Licensed Compounds or CLYM116) and products containing the Licensed Compounds (Licensed Products) outside of Greater China (the Licensed Territory), (2) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to manufacture the Licensed Compounds and Licensed Products in Greater China and (3) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to develop the Licensed Compounds and Licensed Products in the Greater China in connection with certain global clinical studies (as described below).

Under the terms of the Mabworks Agreement, we paid to Mabworks a $9.0 million upfront payment, and we are obligated to pay a total of up to $30.0 million upon the achievement of certain development and regulatory milestones pertaining to the first indication for a Licensed Product, additional lower amounts upon the achievement of certain development and regulatory milestones pertaining to up to two additional indications for a Licensed Product and a total of up to $832.0 million upon the achievement of certain commercial milestones for all Licensed Products. In addition, we are obligated to pay Mabworks tiered royalties in the low-to mid-single-digit percentages on aggregate annual net sales of all Licensed Products in the Licensed Territory.

We are obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis from the date of the first commercial sale in such country until the latest of: (i) the expiration of the last valid claim on the Licensed Intellectual Property covering the composition of matter of the Licensed Compound in such Licensed Product in such country; and (ii) ten years following the first commercial sale of such Licensed Product in such country (each, a Royalty Term). The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances. In the event that we grant sublicenses under the Licensed Intellectual Property, we will be obligated to pay Mabworks a percentage, in the mid-single-digits to low-double-digits, of certain consideration that we receive under such sublicenses.

We agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize a Licensed Product in the U.S.

We have also granted Mabworks a right of first refusal to develop and commercialize in Greater China any product we control that contains an antibody directed to tumor necrosis factor ligand superfamily member 13 (APRIL). Mabworks has agreed not to exploit in the Licensed Territory any product that is directed to APRIL during the term of the Mabworks Agreement.

The Mabworks Agreement also contains a mechanism for the parties to collaborate on global clinical studies in the future, where we have a right to perform clinical studies in Greater China with Mabworks’ approval in the event that Mabworks elects not to participate in such global clinical studies.

Unless earlier terminated, the Mabworks Agreement will expire on the expiration of the last to expire Royalty Term. Either party may terminate the Mabworks Agreement for the other party’s material breach, following a customary notice and cure period, or insolvency. Additionally, we may terminate the Mabworks Agreement for any reason upon 60 days written notice to Mabworks.

Intellectual Property

We strive to protect the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on know-how relating to our proprietary technology, product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. In addition, we plan to rely on data exclusivity, market exclusivity and patent term extensions or adjustments when available.

Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to defend and enforce our proprietary rights, including any patents that we may own or in-license in the future; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage.

We intend, or understand that our licensors intend, to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations of budoprutug, CLYM116, and other intellectual property rights. We or our licensors also may pursue patent protection with respect to manufacturing and drug development processes and technologies. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. We or our licensors may not be able to obtain patent protections for our compositions, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained.

In general, patents issued for applications filed in the U.S. can provide exclusionary rights for 20 years from the earliest non-provisional or PCT filing date. In addition, in certain instances, the term of an issued U.S. patent that is directed to or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called “patent term extension.”

The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the U.S. varies in accordance with the laws of the jurisdiction, but typically is also 20 years from the earliest non-provisional or PCT filing date plus any extensions of term that may be available under national law. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biopharmaceuticals has emerged in the U.S. The relevant patent laws and their interpretation outside of the U.S. are also uncertain. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we or our licensors may file in the future, nor can we be sure that any patents that may be granted to us or our licensors in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products.

Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated, deemed unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates.

In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to budoprutug and CLYM116. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent directed to such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Our success depends in significant part on our ability and the ability of our licensors, or future licensors, licensees or collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to budoprutug, CLYM116, or any product candidates we may develop and our technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

We own nine pending U.S. provisional patent applications with respect to budoprutug. These applications relate to new uses of budoprutug, new formulations for budoprutug, and new methods of manufacturing budoprutug. With respect to manufacturing, at least four these nine U.S. provisional patent applications cover various aspects of a manufacturing process for budoprutug that we believe allows for more efficient and robust production of budoprutug. We can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug, CLYM116 or any product candidates we may develop. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

In-licensed Patents and Patent Applications

We exclusively in-license from CRH nine issued U.S. patents and 56 foreign patents and/or patent applications. We also non-exclusively in-license additional patents and patent applications. Each of the exclusively in-licensed patents and applications from CRH relate to budoprutug, including its composition-of-matter, uses, dosage forms, methods of making, or its derivatives and uses thereof.

The issued patents, or patents that may be issued from the pending patent applications that we exclusively in-licenses from CRH are expected to expire in 2026, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

In addition to the budoprutug patents we in-license, we have filed additional patents providing protection that relate to new uses of budoprutug, new formulations for budoprutug, and new methods of manufacturing budoprutug. The patents that may be issued from these pending patent applications that we filed in 2024 are expected to expire in 2045, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

In January 2025, we exclusively in-licensed from Mabworks one PCT international application. The application relates to CLYM116, including composition-of-matter, uses, and methods of making. The patents that may be issued from this pending patent application that we exclusively in-license from Mabworks are expected to expire in 2044, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

However, there can be no assurance that any of the pending patent applications will issue. Furthermore, there can be no assurance that we will benefit from any patent term extension or favorable adjustments to the term of any of the issued patents or patents that may issue from any pending patent applications in the future. The applicable authorities, including the FDA in the U.S. and the United States Patent and Trademark Office (USPTO), may not agree with our assessment of whether such patent term extensions or adjustments should be granted, and, if granted, they may grant more limited extensions or adjustments than we request.

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

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for budoprutug and CLYM116 because both programs are still in development. Our commercial strategy may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial sales force. We plan to further evaluate these alternatives as we approach approval for budoprutug and CLYM116.

Competition

The development and commercialization of new drug products is highly competitive. Moreover, the immunology and inflammation field is characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We will face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing budoprutug or CLYM116. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches.

The competitive landscape for budoprutug includes multiple companies developing biologics and other modalities targeting CD19 for immune-mediated diseases. We are aware of several companies developing naked monoclonal antibodies, including Amgen Inc., which has an approved treatment, UPLIZNA (inebilizumab), for NMOSD and IASO Biotherapeutics (RD129). Companies developing bispecific T-cell engagers or CD19 bifunctional monoclonal antibodies include but are not limited to, Cullinan Therapeutics (CLN-978), Zenas BioPharma (obexelimab), Roche (RG6382) and Merck (CN201). Companies developing CD19 CART-T therapies include but are not limited to Cabaletta Bio, Kyverna Therapeutics and Nkarta.

The competitive landscape for CLYM116 includes but is not limited to companies developing biologics targeting APRIL or BAFF/APRIL, such as Otsuku (sibeprenlimab), Novartis (zigakibart), Jade Biosciences (JADE-001), Vertex Pharmaceuticals (povetacicept) and Vera Therapeutics (atacicept), and companies developing degraders for IgAN such as Biohaven (BHV-1400).

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management consultants and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than budoprutug or CLYM116, or that would render budoprutug or CLYM116 obsolete or non-competitive.

Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for budoprutug and CLYM116, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render budoprutug or CLYM116 uneconomical or obsolete, and we may not be successful in marketing budoprutug or CLYM116 against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for budoprutug or CLYM116.

If we successfully obtain approval for budoprutug or CLYM116, we believe that the key competitive factors that will affect the success of these candidates will be efficacy, safety, tolerability, convenience, price and the availability of reimbursement from government and other third-party payors relative to such competing products. Our commercial opportunity could be reduced or eliminated if our competitors have products that are superior in one or more of these categories.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our nonclinical and clinical compound supply through third-party contract development and manufacturing organizations (CDMOs).

For clinical supply, we have used CDMOs who are obligated to act in accordance with the FDA’s current Good Manufacturing Practices (cGMPs), for the manufacture of drug substance and drug product. In connection with the development of our product candidates, we rely and expect to continue to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product and currently expect to continue to do so for commercial supplies for any approved product candidates. We have used additional contract manufacturers to fill, label, package, store and distribute our investigational drug products and currently expect to continue to do so for commercial supplies for budoprutug, CLYM116, or any product candidates we may develop, if approved. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredient and fill-and-finish services prior to submission of a Biologics License Application (BLA) to the FDA for any product candidates that we may develop and complete clinical development.

The ProBioGen Agreement provides us with a non-exclusive license under certain know-how, patents and materials, to use cell lines in which ProBioGen’s proprietary technology is applied, to research, develop, manufacture, use, sell, offer to sell, import or export budoprutug. In the first quarter of 2025, we have completed a cell line switch from the original cell line used to manufacture budoprutug to a cell line and manufacturing process with approximately 10 times greater productivity and better scalability. The characterization of the material from both processes demonstrates that they are comparable and material from the new process has been cleared for use in our clinical trials by the FDA. We have filed multiple patent applications that protect our new manufacturing process using this new cell line. The patents that may be issued from these pending patent applications that we filed in 2024 are expected to expire in 2045, excluding any patent term adjustment that might be available following the grant of the patent. We can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage.

Government Regulation

FDA Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign jurisdictions, including the European Union (EU), extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, potency, purity, labeling, packaging, storage, distribution, record keeping, approval, licensure, advertising, promotion, marketing, pricing, reimbursement, post-approval monitoring, and post-approval reporting of all pharmaceutical products such as the monoclonal antibody that we are developing budoprutug and CLYM116. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of budoprutug and CLYM116. The regulatory requirements applicable to product development, approval and marketing require the expenditure of substantial time and financial resources. They also may be revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

Licensure and Regulation of Biologics in the U.S.

In the U.S., the FDA regulates biologics under both the Federal Food, Drug and Cosmetic Act (FDCA) and the Public Health Services Act (PHSA) and their implementing regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a sponsor to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending BLA, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, debarment, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before biologic product candidates may be licensed for marketing in the U.S. generally involves the following:

•
completion of preclinical laboratory tests and animal studies, where necessary, performed in accordance with the FDA’s current good laboratory practice (GLPs);
•
design of a clinical protocol and submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an institutional review board (IRB) or ethics committee for each clinical site before the trial may commence at that particular site;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs) to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials that includes substantial evidence of safety, purity and potency in the target patient population, and identity, strength, quality, purity and potency of the proposed biologic product candidate for its intended purpose from results of nonclinical testing and clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA that the application is sufficiently complete to file for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs;
•
payment of application and program fees pursuant to the Prescription Drug User Fee Act (PDUFA);
•
FDA review and approval of the BLA and licensure of the proposed product to permit commercial marketing of the product for particular indications for use in the U.S.; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS), and any post-approval studies or other post-marketing commitments required by the FDA.

FDA Regulation of the Clinical Development Program

Prior to beginning a clinical trial in the U.S., we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational product to humans within a specific defined clinical study or studies. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamics characteristics of the product candidate; chemistry, manufacturing, and controls (CMC) information; and any available human data or literature to support the use of the investigational product. An IND must be cleared before human clinical trials may begin in the U.S. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial, including any CMC issues. In such a case, the IND may be placed on clinical hold until the IND sponsor and the FDA resolve the outstanding concerns or questions. The FDA also may impose a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study.

Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. For new indications, a separate new IND may be required.

Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial, its informed consent form and other communications to study subjects before the clinical trial begins at that site. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must monitor the study until completed, including any changes to the study plans while it is being conducted.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or IRB’s requirements, if the investigational product has been associated with unexpected serious harm to subjects or that the trial is unlikely to meet its stated objectives.

Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data monitoring committee, which provides advice to the sponsor on whether or not a study should move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Information about some clinical trials, including a description of the trial and trial results, must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website. As of December 19, 2024, the FDA had issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

A development safety and update report detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined.

•
Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, distribution and elimination of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and labeling.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These post-approval or post-marketing studies may be made a condition to approval of the BLA.

In December 2022, with the passage of Food and Drug Omnibus Reform Act of 2022 (FDORA), Congress began requiring sponsors to develop and submit a diversity action plan (DAP), for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate. In addition, the sponsor must develop and validate analytical methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety, potency and purity of the investigational product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe, potent and pure. The FDA may grant deferrals for submission of data or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the investigational biologic is ready for approval for use in adults before pediatric trials are completed. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation.

Unless otherwise required by regulation, PREA does not apply to any investigational product for an indication for which orphan designation has been granted, although the FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

In connection with our clinical development programs, we may conduct trials at sites outside the U.S. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

BLA Submission, Review and Approval

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once the FDA receives an application, it has 60 days to review the BLA to determine if it is substantially complete to permit a substantive review, before it accepts the BLA for filing. If the FDA determines that a BLA does not satisfy this standard, the FDA will issue a Refuse to File determination to the sponsor. The FDA may request additional information and studies, and the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has 10 months from acceptance of filing in which to complete its initial review of a standard BLA and respond to the sponsor, and six months from acceptance of filing for a priority BLA. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by three months or longer if the FDA requests that the BLA sponsor provides additional information or clarification regarding information already provided in the submission before the PDUFA goal date.

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including potentially the review of INDs and BLAs.

After the BLA is accepted for filing, the FDA reviews a BLA to determine, among other things, whether a product is safe, potent and pure, and whether the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued quality standards. The FDA may convene an advisory committee to provide clinical insight on application review questions.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. To reach this determination, the FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts any necessary inspections, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

A CRL, which indicates that the review cycle is complete, will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the sponsor might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety, potency or purity of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a REMS, to ensure the benefits of the product outweigh its risks.

A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA is authorized to expedite the review of applications in several ways. While none of these expedited programs change the standards for approval, each may help expedite the development or approval process governing product candidates. A product is eligible for priority review if the FDA determines that it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA. The review clock does not begin until the final section of the BLA is submitted. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

In addition, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for intensive guidance from the FDA on an efficient development program, organizational commitment to the development and review of the product including involvement of senior managers, and, like fast track products, are also eligible for rolling review of the BLA. Both fast track and breakthrough therapy products may also be eligible for accelerated approval and/or priority review if relevant criteria are met.

Additionally, products studied for their safety, potency and purity in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit.

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.”

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust assessment and allows for direct comparisons to an available therapy. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, priority review, fast track designation, breakthrough therapy designation, and accelerated approval do not change the standards for approval and may not ultimately expedite the development or approval process.

Post-approval regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution.

Once an approval is granted, the FDA may withdraw its approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
•
mandated modification of promotional materials and labeling and issuance of corrective information;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product recall, seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved.

After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations that describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products and product candidates in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products and product candidates in development to payors, including unapproved uses of approved products.

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety, purity and potency in the new indication.

Biosimilars and Reference Product Exclusivity

When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), was enacted in the U.S. and included the Biologics Price Competition and Innovation Act of 2009 (BPCIA). The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with a FDA-licensed reference biological product. To date, the FDA has approved both biosimilar and interchangeable biosimilar products.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through the FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. Approval of a 351(k) application may not be made effective until twelve years after the date of first licensure of the reference product, which under the statute excludes the date of licensure of supplements and certain other applications.

Additionally, a 351(k) application for a biosimilar or interchangeable biological product cannot be submitted for review until four years after the date on which the reference product was first licensed under Section 351(a) of the PHSA.

Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product.

There have been recent government proposals to reduce the twelve-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from sales in the U.S. for that drug or biologic. Orphan designation must be requested before submitting a BLA. After the FDA grants orphan designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or automatically shorten the duration of, the regulatory review or approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan product may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in 2021, in Catalyst Pharms, Inc. v. Becerra, finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the approved “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently, however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. and for biologics, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

Patent Term Restoration and Extension

In the U.S., a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND clearing clinical studies and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the U.S. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

EU/Rest of World Regulation

In addition to regulations in the U.S., there are a variety of laws and regulations in other jurisdictions governing, among other things, clinical trials, commercial sales and distribution of medicinal products. Even if FDA approval of a particular product is obtained, a sponsor must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries and jurisdictions outside of the U.S., including the EU, have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.

Clinical Trials in the EU

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the CTR, which is directly applicable in all member states of the EU (EU Member States), introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference EU Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned EU Member States in which the trial is to be conducted for their review.

Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

Brexit and the regulatory framework in the United Kingdom

The U.K.’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023.

As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the European Medicines Agency (EMA) will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916), as amended (HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Following January 1, 2024, a new international recognition procedure (IRP) applies which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include EMA and regulators in the European Economic Area (EEA) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A Committee for Medicinal Products for Human Use positive opinion or a Mutual Recognition Decentralised Procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.

Other healthcare laws and regulations

Healthcare providers, including physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any drug products for which we obtain marketing approval. Our current and future arrangements with third-party payors, customers, healthcare providers, physicians and others, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the U.S. federal Anti-Kickback Statute, which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
the U.S. federal civil and criminal false claims laws, including the False Claims Act (FCA), which can be enforced through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement material to a false, fictitious or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing such an obligation. to pay money to the federal government. In addition, a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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

•
the U.S. federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (CMS), an agency within the HHS, under the Open Payments Program, information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals, (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members.
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
•
U.S. federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous U.S. state laws and regulations, including state anti-kickback and false claims and laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and other relevant compliance guidance promulgated by the federal government that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and
•
European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting its rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if we become subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and the results of operations. In addition, commercialization of any drug product outside the U.S. will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business with are found to be not in compliance with applicable laws, they may be subject to similar penalties.

Data privacy and security laws

In the U.S., federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information), and the California Consumer Privacy Act of 2018 (CCPA).

The CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act (CPRA) amended the CCPA and expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (EU GDPR) and the equivalent law in the U.K. (U.K. GDPR) and, together with EU GDPR, the GDPR, impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the U.K. GDPR, or, in each case, 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. The EEA, the U.K. and certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the U.S. in compliance with law, such as the EEA standard contractual clauses, the U.K. International Data Transfer Agreement and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.

If there is no lawful manner for us to transfer personal data from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

Current and future healthcare reform legislation

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system.

In March 2010 the ACA was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers.

There have been executive, judicial, and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed the judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. During the first Trump administration, Congress and the Trump administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) that were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, an average, 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will stay in effect until 2032, unless Congress takes additional action.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023.On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and RA. The prices of these ten drugs will become effective on January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration, and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025 and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. Finally, in addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with the issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs.

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

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for budoprutug or CLYM116, if and when approved, and any other products we may develop, any of which could adversely affect our business, results of operations and financial condition.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for budoprutug, CLYM116, or any product candidates we may develop or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize budoprutug and CLYM116, if and when approved, and any other products we may develop. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or EU Member State level may result in significant additional requirements or obstacles that may increase our operating costs. In markets outside of the U.S. and the EU, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product.

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

Foreign regulation

For other countries outside of the EU and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing product development, the conduct of clinical trials, manufacturing, distribution, marketing approval, advertising and promotion, product licensing, pricing and reimbursement vary from country to country. Additionally, clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Additional laws and regulations governing international operations

If we further expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered by U.S. authorities that enforce the FCPA, including the Department of Justice, to be foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

On February 10, 2025, President Trump issued an Executive Order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the Executive Order, this review will result in new Department of Justice FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed.

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

In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Factors payors consider in determining reimbursement are based on whether the product is:

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

Increasing efforts by third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates, if approved, may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates.

Outside of the U.S., the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare a particular therapy's cost effectiveness to currently available therapies or so-called health technology assessments, to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Employees and Human Capital

As of December 31, 2024, we had 17 full-time employees, and 1 part-time employee, including a total of 6 employees with M.D., Ph.D. or equivalent degrees. Of these employees, 9 were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the state of Delaware in October 2018. Our principal mailing address is 20 William Street, Suite 145, Wellesley Hills, MA 02481. Our telephone number is (866) 857-2596. Our website is climbbio.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on the treatment of unmet needs in immune-mediated diseases, in particular the development of budoprutug. We are initially developing budoprutug in primary membranous nephropathy (pMN), immune thrombocytopenia (ITP) and systemic lupus erythematosus (SLE). In addition, on January 8, 2025, we expanded our pipeline of B-cell targeted therapeutics to address immune-mediated diseases by entering into a technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks), pursuant to which Mabworks granted us licenses to develop, manufacture and commercialize CLYM116, an anti-APRIL (A PRoliferation-Inducing Ligand) monoclonal antibody, and products containing CLYM116.

To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue for the foreseeable future. Budoprutug and CLYM116 are both in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception. Our net losses were $73.9 million and $35.1 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $229.9 million and $156.0 million as of December 31, 2024 and 2023, respectively. We expect to continue to incur substantial expenses and operating losses for the foreseeable future as we continue to develop our product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

•
initiate and continue research and development, including preclinical, clinical and discovery efforts for our product candidates;
•
conduct ongoing and future clinical trials of our product candidates;
•
seek regulatory approvals for our product candidates that successfully complete clinical development;
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

We may be required to make significant payments to Mabworks in connection with the Mabworks Agreement.

Pursuant to the Mabworks Agreement, we acquired (1) an exclusive (even as to Mabworks and its affiliates), sublicensable right and license under certain patent rights and related know-how (the Licensed Intellectual Property) to develop, manufacture and commercialize Mabworks’ proprietary antibodies associated with CLYM116 and products containing CLYM116 (Licensed Products) outside of mainland China, Hong Kong, Macau, and Taiwan, which we collectively refer to as Greater China, (2) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to manufacture CLYM116 and Licensed Products in Greater China (the Licensed Territory) and (3) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to develop CLYM116 and Licensed Products in Greater China in connection with certain global clinical studies.

Under the Mabworks Agreement, we are subject to significant potential future obligations, including payment of development and regulatory milestones and royalties on net product sales, as well as other obligations. The Mabworks Agreement sets forth specific development, regulatory and commercial events and the related payments that we would be obligated to make to Mabworks, if and when such events occur. For additional information on the terms of the Mabworks Agreement, please refer to Part 1, Item 1 of this Annual Report on Form 10-K under the section titled “License Agreements”.

These potential obligations represent significant cash amounts that we may ultimately be obligated to pay. We cannot guarantee that we will have sufficient funds available to meet these obligations if and when these payments become due. The obligation to pay some or all of these milestone and royalty amounts may materially harm our development efforts, as well as our overall financial condition.

If we are unable to access capital when needed, it could force us to delay, reduce or terminate our product development programs, commercialization efforts, or other operations.

We had cash, cash equivalents and marketable securities of $212.5 million and $106.8 million at December 31, 2024 and 2023, respectively.

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

Conducting preclinical studies and clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships and successfully manufacturing and commercializing our product candidates is, and will be, very time-consuming, expensive and an uncertain process that takes years to complete. Our future need for additional funding depends on many factors, including:

•
the timing, cost and progress of our research, preclinical, and clinical development activities;
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE and any future clinical trials of our product candidates;
•
the number and scope of development, preclinical and clinical programs we decide to pursue;
•
the terms of any collaborations and/or research and development agreements we may enter into, which may impact the cost, timing and development plans for our product candidates;
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
•
the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support the development of our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by disruptions to, or continuing volatility in, the credit and financial markets in the United States (U.S.) and worldwide, including increased volatility in the trading prices for shares of public companies in the biopharmaceutical sector, actual and perceived changes in interest rates and inflation, macroeconomic uncertainties, or otherwise. We have no committed source of additional capital, and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or our product candidates.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

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

We may never generate the necessary data or results required to obtain marketing approval for our product candidates or generate revenue from the sale of any products for which we may obtain marketing approval.

Our ability to generate revenue from product sales or achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize our product candidates or any products that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when our product candidates will generate revenue from product sales for us, if at all. Our ability to generate revenue also depends on a number of additional factors, including our or any future collaborators’ ability to:

•
complete and submit investigational new drug applications (INDs) to the U.S. Food and Drug Administration (FDA) that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, our product candidates may not advance through development or achieve the endpoints of applicable clinical trials. We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we can complete the development and regulatory process for our product candidates, we anticipate incurring significant costs associated with commercializing any such products.

Even if we can generate revenues from the sale of any of our product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Risks Related to our Business and the Development of our Product Candidates

Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates.

We do not have any product candidates that have gained regulatory approval, and we are substantially dependent on the success of budoprutug and CLYM116. As a result, our prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for budoprutug and CLYM116, and, if approved, to successfully commercialize budoprutug and CLYM116. We cannot commercialize our product candidates or any product candidates we may develop in the U.S. without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize our product candidates or any product candidates we may develop outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities.

Under the Prescription Drug User Fee Act, the FDA’s standard review process for a BLA is meant to take 10 months from the date a BLA is accepted for filing, but that process may take longer to complete and FDA approval is never guaranteed.

Before obtaining regulatory approvals for the commercial sale of our product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including at least two well-controlled Phase 3 trials, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the product candidate is potent, safe and pure for use for that target indication and that the manufacturing facilities, processes and controls are adequate. If our product candidates encounter undesirable safety signals, insufficient efficacy results, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

Further, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA for certain biological products must contain data to assess the safety, potency and purity of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe, potent and pure, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety, potency and purity data need to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.

The applicable legislation in the European Union (EU) also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency (EMA) or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any product candidates for which we seek regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

For any of our product candidates for which we seek regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Obtaining regulatory approval for marketing of our product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if our product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, gender or subpopulation of target indication, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of budoprutug, CLYM116 or any product candidate that we may discover, in-license, develop or acquire. Also, any regulatory approval of our product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for any of our product candidates, such product’s commercial success will depend on a number of factors, including the following:

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

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for any of our product candidates, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of such product candidate, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy (REMS) or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP) requirements and other regulations.

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for such product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue. The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling.

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services (HHS) state attorneys general, members of Congress and the public. Violations, including promotion of any products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA and other enforcement authorities. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by relevant foreign regulatory authorities.

In the U.S., engaging in impermissible promotion products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to numerous actions, including civil, criminal and/or administrative penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows the federal government, or any individual relator or whistleblower on behalf of the federal government to bring a lawsuit against a pharmaceutical company alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual relator may share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our products once they have received regulatory approval, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could have a material adverse effect our business, results of operations, financial condition and cash flows and future prospects.

In certain circumstances, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our product candidates.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the U.S. Supreme Court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic.

The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (APA). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized.

The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Centers for Medicare & Medicaid Services (CMS).

In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Our ability to develop and market new product candidates may also be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA’s actions. Depending on the outcome of this litigation, our ability to develop new product candidates and to maintain approval of any product candidates, if and when approved, could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Preliminary, initial, or interim results from clinical trials that we announce, present, or publish from time to time may change as more data and information become available (or are updated based upon audit, validation and verification procedures of the data/information commonly performed for clinical trials) that could result in material changes in the final trial results.

From time to time, we may announce, present or publish preliminary, initial, or interim data or other information from our clinical trials, such as the preliminary data from the Phase 1b clinical trial of budoprutug for the treatment of pMN. Any such data and other results from our clinical trials may materially change as more patient data and information become available. Such data and information may also undergo significant change following subsequent auditing, validation and/or verification procedures that are commonly conducted in clinical trials. Thus, any preliminary, initial, or interim data or other information may not be predictive of final results from the clinical trial and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or other determinations that may qualify such results, once we have received and fully evaluated the additional data. Differences between preliminary, initial or interim results and final results could lead to significantly different interpretations or conclusions of the trial outcomes. Further, others, including regulatory authorities and collaboration or regional partners, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of our product candidates, the approvability or commercialization of our product candidates, and our business, in general. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and investors may not agree with what we determine is material or otherwise appropriate information to publicly disclose.

If the preliminary, initial or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could significantly harm our reputation, business, results of operations, financial condition and prospects.

Preclinical and clinical development involves a lengthy, complex and expensive process with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

To obtain the requisite regulatory approvals to commercialize our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are potent, safe and pure in humans to the satisfaction of the FDA. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.

In particular, in the U.S., the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds to thousands of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials, as demonstrated by the failure of our legacy program, ETX-810, which failed to achieve statistically significant separation from placebo on the primary endpoint in either of our Phase 2a clinical trials in diabetic peripheral neuropathic pain or lumbosacral radicular pain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials.

A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of our product candidates. Our success is heavily dependent on the progress and outcomes of our late phase clinical development of budoprutug for pMN, our planned Phase 2 clinical trial of budoprutug for ITP, our planned Phase 1b clinical trial of budoprutug for SLE, and our preclinical studies of CLYM116. In addition, the commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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
•
delays in reaching a consensus with regulatory authorities on trial design and any preclinical or nonclinical studies required in support of IND clearance for budoprutug for ITP and IND clearance for CLYM116 for IgA nephropathy, and the potential for a delay in initiation of the planned Phase 2 clinical trial of budoprutug for ITP;
•
delays in recruiting suitable patients to participate in our clinical trials;
•
delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates we may develop for use in preclinical studies or clinical trials or the inability to do any of the foregoing;
•
insufficient or inadequate supply or quality of our product candidates or other materials necessary for use in preclinical studies or clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for such studies or trials;
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
•
occurrence of adverse events associated with any of our product candidates that are viewed to outweigh such product candidate’s potential benefits, or occurrence of adverse events in trial of the same class of agents conducted by other companies;
•
the cost of preclinical studies and clinical trials of our product candidates being greater than we anticipate;
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

Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Further, clinical trials that we may undertake in the future will likely contain endpoints that require subjective assessments and subject us to a substantial risk of “placebo effect”. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show a statistically significant effect of the product candidate as compared to the control arm and may ultimately cause a clinical trial to fail. Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or a comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or a comparable foreign regulatory authority, as applicable, and may ultimately lead to the denial of marketing approval of our product candidates.

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

If we seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and jurisdictions and may include all of the risks associated with FDA approval described above and risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ jurisdiction-to-jurisdiction from that required to obtain FDA approval. Approval by foreign regulatory authorities does not ensure approval by the FDA and, similarly, approval by the FDA does not ensure approval by regulatory authorities outside the U.S. Successful completion of clinical trials is a prerequisite to submitting a marketing application to foreign regulatory authorities or the FDA, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidate.

We may experience negative or inconclusive results, or regulators may be unwilling to accept preclinical or clinical data obtained in foreign jurisdictions, which may result in our deciding, or our being required by regulators, to conduct additional clinical studies or trials or abandon some or all of our product development programs, which could harm our business.

In addition, the FDA and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted, and our product development costs may increase if we experience delays in testing or marketing approvals. In addition, if we make manufacturing or other changes to our product candidates, we may need to conduct additional studies to bridge such new formulations to earlier versions. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also decide to change the design or protocol of one or more of our clinical trials, which could result in delays. Significant clinical trial delays with respect to our product candidates could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

Our product candidates may cause adverse events and/or undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Certain adverse events and undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or pause clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. If undesirable side effects do occur in our future clinical trials they could cause delay or even discontinuance of further development of our product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and prospects.

As a result of undesirable side effects or further safety issues that we may experience in our clinical trials in the future, we may not receive approval to market our product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects.

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

Additionally, if any of our product candidates receive marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

If we encounter difficulties enrolling and/or retaining patients in our ongoing or planned clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue our planned clinical trials on a timely basis or at all if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. There may be limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our clinical trials may be affected by other factors, including:

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

We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as www.ClinicalTrials.gov in the U.S., within certain time frames. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

We could be subject to product liability lawsuits based on the use of our product candidates in clinical testing or, if obtained, following any such product’s marketing approval and commercialization. Product liability lawsuits brought against us or any of our future collaborators could divert our resources and attention, require us to cease clinical testing, cause us to incur substantial liabilities or limit commercialization of our product candidates.

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

Claims could also be asserted under state consumer protection acts. Such claims could be made by participants enrolled in our clinical trials, patients, health care providers, biotechnology companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources.

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

Although the clinical trial process is designed to identify and assess potential side effects, clinical development does not always fully characterize the safety and efficacy profile of a new medicine, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use such product candidate. If any of our product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of such product. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from physicians’ or patients’ use or misuse of any approved products or any similar products distributed by other companies.

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

The development and commercialization of new drug products is highly competitive. Moreover, the immunology and inflammation field is characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We will face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing budoprutug or CLYM116. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches.

The competitive landscape for budoprutug includes multiple companies developing biologics and other modalities targeting CD19 for immune-mediated diseases. We are aware of several companies developing naked monoclonal antibodies, including Amgen, which has an approved treatment, UPLIZNA (inebilizumab), for neuromyelitis optica spectrum disorder and IASO Biotherapeutics (RD129). Companies developing bispecific T-cell engagers or CD19 bifunctional monoclonal antibodies include but are not limited to, Cullinan Therapeutics (CLN-978), Zenas BioPharma (obexelimab), Roche (RG6382) and Merck (CN201). Companies developing CD19 chimeric antigen receptor T-cell (CART-T) therapies include but are not limited to Cabaletta Bio, Kyverna Therapeutics and Nkarta.

The competitive landscape for CLYM116 includes but is not limited to companies developing biologics targeting APRIL or BAFF/APRIL, such as Otsuku (sibeprenlimab), Novartis (zigakibart), Jade Biosciences (JADE-001), Vertex Pharmaceuticals (povetacicept) and Vera Therapeutics (atacicept), and companies developing degraders for immunoglobulin A nephropathy (IgAN) such as Biohaven (BHV-1400).

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management consultants and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than budoprutug or CLYM116, or that would render budoprutug or CLYM116 obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for budoprutug and CLYM116, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render budoprutug or CLYM116 uneconomical or obsolete, and we may not be successful in marketing budoprutug or CLYM116 against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for budoprutug or CLYM116.

If we successfully obtain approval for budoprutug or CLYM116, we believe that the key competitive factors that will affect the success of these candidates will be efficacy, safety, tolerability, convenience, price and the availability of reimbursement from government and other third-party payors relative to such competing products. Our commercial opportunity could be reduced or eliminated if our competitors have products that are superior in one or more of these categories.

Drug development is highly uncertain, and if we are unable to successfully develop and commercialize our product candidates, or experience significant delays in doing so, our business may be harmed.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. For example, previously we paused or discontinued the development of all of our legacy product candidates for the treatment of neuronal excitability disorders, including ETX-155 and ETX-123, which were still in drug discovery stages, and we may not ever obtain regulatory approval for our product candidates. In addition, as a company, we have no prior experience developing biological product candidates. As such, we may encounter delays or difficulties in our efforts to develop and commercialize budoprutug and CLYM116.

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

Our estimates of market opportunity and forecasts of market growth for our product candidates may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. We currently focus our research and product development on budoprutug for the treatment of pMN, ITP, and SLE and on CLYM116 for the treatment of IgAN. Our understanding of the patient populations with these diseases is based on estimates in published literature.

These estimates, and our estimates and forecasts relating to size and expected growth based on these estimates, may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases.

The number of patients in the U.S. and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with budoprutug and/or CLYM116, or patients may become increasingly difficult to identify and access. Even if the patient populations meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for our product candidates, the ability to obtain coverage and reimbursement, the ability to gain market share and whether we own the commercial rights for that territory.

If the number of addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved.

Further, there are several factors that could contribute to making the actual number of patients who receive our product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities or make arrangements with third parties to perform these services for us. If we decide to market or distribute our product candidates on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates, which would adversely affect our business, results of operations, financial condition and cash flows and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel; ability to accept the payment of user fees; and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result and review times may increase if budget and funding levels are decreased. In addition, government funding of the U.S. Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities, are subject to the political process, which is inherently fluid and unpredictable.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

In the event of a similar public health emergency in the future, the FDA may not be able to continue at its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

Risks Related to Legal and Regulatory Compliance

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval and commercialize our product candidates, if and when approved, and may affect the prices we may charge for such product candidates, if and when approved.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act (ACA) was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional challenges or future healthcare reform measures will impact the ACA.

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

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

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

This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if any of our product candidates are the subject of Medicare price negotiations. Given this risk, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any product candidate, if approved, or the full value of our patents protecting any such approved drug products if prices are set after any such approved products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023.

On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease and rheumatoid arthritis. The prices of these ten drugs will become effective on January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the current administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiating program. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated price for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our product candidates, if and when approved, or any products we may develop, any of which could adversely affect our business, results of operations and financial condition.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Medicare Drug Price Negotiation Program constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc., also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal.

We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our product candidates, if and when approved, and any other products we may develop, any of which could adversely affect our business, results of operations and financial condition.

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

These measures could reduce the ultimate demand for our product candidates, if and when approved, and any other products we may develop, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if and when approved, and any other products we may develop. In markets outside of the U.S. and the EU, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information for covered entities and their business associates), and the California Consumer Privacy Act of 2018 (CCPA). The CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act (CPRA) amended the CCPA and expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

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

Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating consumer health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (EU GDPR) and the equivalent law in the United Kingdom (U.K. GDPR) and, together with EU GDPR, the GDPR, impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data.

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the U.K. GDPR, or, in each case, 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. The European Economic Area (EEA), the United Kingdom (U.K.) and certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the U.S. in compliance with law, such as the EEA standard contractual clauses, the U.K. International Data Transfer Agreement and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.

If there is no lawful manner for us to transfer personal data from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the U.S., and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track review products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track review product may be effective.

We may also seek a priority review designation for our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of 10 months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that our product candidates meet the criteria for these designations, the FDA may disagree and instead determine not to make such designation.

Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if our product candidates qualify for these designations, the FDA may later decide that such product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the EU, we may seek PRIME designation for our product candidates. The PRIME program focuses on product candidates that target conditions for which there exists no satisfactory method of treatment in the EU, or even if such a method exists, the product candidate may offer a major therapeutic advantage over existing treatments. To be accepted for PRIME designation, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a rapporteur of the Committee for Medicinal Products for Human Use to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

Accelerated approval by the FDA, even if granted for our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of our product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.

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

There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval for our product candidates.

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

There can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of the FDA or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence. The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any of our product candidates that qualify for accelerated approval.

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval.

While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, we will need to observe the FDA’s guidance closely if we seek accelerated approval for any of our product candidates. Accordingly, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

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

We have received orphan drug designation for budoprutug for the treatment of pMN, but we may be unable to realize the benefits associated with orphan drug designation, including market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the U.S. will be recovered from sales in the U.S. for that drug or biologic. In order to obtain orphan drug designation, the request must be made before submitting a BLA.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if budoprutug receives orphan exclusivity, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture a sufficient supply of budoprutug or if a subsequent sponsor demonstrates clinical superiority over budoprutug.

The FDA granted orphan drug designation to budoprutug for the treatment of pMN. We may seek orphan drug designation for budoprutug in other specific orphan indications in which there is a medically plausible basis for the use of budoprutug or for CLYM116 for the treatment of IgAN but may never receive such designations. In addition, even with orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of our product candidates to meet the needs of patients with the rare disease or condition, or if a subsequent sponsor demonstrates clinical superiority over our product candidates, if approved.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the 11th Circuit decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future or whether Congress will take legislative action, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to orphan drug regulations and policies, our business could be adversely impacted.

If approved, our product candidates regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

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

We believe that any of our product candidates, if approved as a biologic product under a BLA, should qualify for the 12-year period of exclusivity. Nonetheless, the approval of biosimilar products referencing our product candidates would have a material adverse impact on our business due to increased competition and pricing pressures. Moreover, there is a risk that any exclusivity we do receive could be shortened due to congressional action or otherwise, or that the FDA will not consider our products to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation.

The extent to which a biosimilar, once licensed, will be substituted for any of our product candidates in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain regulatory approval for biosimilars referencing any of our product candidates, such product may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. The ultimate impact, implementation, and meaning of the BPCIA are subject to uncertainty, and any new regulations, guidance, policies or processes adopted by the FDA to implement the law could have a material adverse effect on the future commercial prospects for our product candidates.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted relating to non-patent exclusivity. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

We plan to conduct clinical trials at sites outside the U.S. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the U.S. could subject us to additional delays and expense.

We plan to conduct one or more clinical trials with one or more trial sites that are located outside the U.S. The acceptance by the FDA or other regulatory authorities of trial data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all.

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

If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction. Conducting clinical trials outside the U.S. will also expose us to additional risks, including risks associated with:

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

Our failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our product candidates outside the U.S.

If we succeed in developing our product candidates, we intend to market them in foreign jurisdictions in addition to the U.S. In order to market and sell products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we fail to obtain approval of any of our product candidates by regulatory authorities in another country, we will be unable to commercialize any such product in that country, and the commercial prospects of that product candidate and our business prospects could decline. In addition, failure to obtain regulatory approval in one country or region could adversely affect future regulatory approvals in other countries.

Further, in many countries outside the U.S., a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any of our product candidates.

In addition, if we fail to obtain the non-U.S. approvals required to market any of our product candidates outside the U.S. or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of such product candidate will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the U.K. Medicines and Healthcare products Regulatory Agency (MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules.

The U.K. and the EU have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. As of January 1, 2025, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could harm our business.

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

We expect to rely on third-party CROs to conduct, supervise, and monitor our future preclinical studies and clinical trials for our product candidates, and we do not currently plan to independently conduct preclinical studies or future clinical trials of any other potential product candidates.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct any of our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, and we will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidate, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for such product candidate would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be harmed.

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

We do not have any manufacturing facilities. We currently rely and expect to continue to rely on third-party manufacturers for the manufacture of our product candidates for nonclinical and clinical testing and for commercial supply, if approved.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms for one or more of our material needs. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the possible failure of the third party to manufacture our product candidates according to our schedule, or at all, including if the third party gives greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•
reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting.

Any performance failure on the part of our existing or future manufacturers could delay any potential clinical development or marketing approval of our product candidates. We do not currently have arrangements in place for redundant supply for bulk drug substances.

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

In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations.

We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop or commercialize our drug product candidates in a timely manner or within budget.

Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidates that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer our product candidates.

In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between its prior clinical supply used in its clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future expenses and our ability to commercialize our product candidates, if we receive marketing approval, on a timely and competitive basis.

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

We may not have access to the raw materials and other components necessary for the manufacturing of our product candidates.

We are dependent on third parties for the supply of various materials that are necessary to produce our product candidates for our clinical trials and do not have any supply agreements currently in place. Even if we had supply agreements, it is possible that the supply may be reduced or interrupted at any time. In such case, we may not be able to find other suppliers of acceptable materials in appropriate quantities at an acceptable cost.

If we lose key suppliers or the supply of materials is diminished or discontinued, we may not be able to continue to develop, manufacture and market our product candidates in a timely and competitive manner. In addition, these materials are subject to stringent manufacturing processes and rigorous testing. Delays in the completion and validation of facilities and manufacturing processes of these materials could adversely affect our ability to complete trials and commercialize our products in a cost-effective and timely manner. If we encounter difficulties in the supply of these materials or other necessary products, or if we are not able to maintain our supply agreements or establish new supply agreements in the future or incur increased production costs as a result of any of the foregoing, our product development and business prospects could be significantly compromised.

If we are not able to establish future collaborations, we may have to alter some of our future development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may decide to collaborate for the future development and potential commercialization of our product candidates. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. For example, in January 2025, we entered into the Mabworks Agreement, pursuant to which we obtained licenses to develop, manufacture and commercialize CLYM116, and products containing CLYM116, in certain territories.

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

We may not be able to negotiate further collaborations on a timely basis, on acceptable terms, or at all. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. Collaboration partners may not prioritize our product candidates or otherwise not effectively pursue the development of such product candidates which may delay, reduce or terminate the development of such product candidate, reduce or delay its development program or delay its potential commercialization. Further, if we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to delay, reduce or terminate the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. Doing so will likely harm our ability to execute our business plans.

If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has made statements and taken certain actions that have led and may continue to lead to changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.

In particular, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us.

For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics (together, Wuxi) over alleged ties to the Chinese military. In addition, the proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi and its affiliates, to manufacture certain materials used in preclinical trials of our product candidates or to provide services in connection with certain preclinical trials and discovery activities. In addition, we rely on Mabworks, a Chinese corporation, pursuant to the Mabworks Agreement, to conduct preclinical studies of CLYM116 and to provide clinical supply of CLYM116 for these studies.

If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our product candidates (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Intellectual Property

We rely heavily on certain in-licensed patents and other intellectual property rights in connection with our development of our product candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize our product candidates.

We rely heavily on patents, know-how and other intellectual property licensed from others. We are party to a license agreement with each of Cancer Research Technology Limited (CRH) and Mabworks under each of which we are granted rights to intellectual property that are important to budoprutug and CLYM116, respectively.

Additionally, we may need to acquire or license intellectual property rights from additional third parties in the future in order to continue to develop or commercialize our product candidates. Any future license agreements where we in-licenses intellectual property may impose on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.

If we fail to comply with any of the obligations under such license agreements, including payment terms and diligence terms, the licensors may have the right to terminate these agreements, in which case we may lose important intellectual property rights and we may not be able to develop, manufacture, market or sell our product candidates or may face other penalties under such agreements or be subject to litigation for breach of these agreements. In addition, such a termination could result in the licensor reacquiring the intellectual property rights and subsequently enabling a competitor to access the technology. Any such occurrence could materially adversely affect the value of any of our product candidates. Termination of license agreements or reduction or elimination of our rights under them may result in us having to negotiate a new or reinstated agreement, which may not be available on equally favorable terms, or at all, which may mean we are unable to develop or commercialize our product candidates. For instance, these licenses may not provide exclusive rights to use the subject intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and our product candidates in the future, such as provisions under the license agreement with CRH prohibiting us from developing our product candidates for oncology indications, or provisions under the Mabworks Agreement prohibiting us from undertaking certain activities in Greater China. In that event, we may be required to expend significant time and resources to redesign our technology or the methods for manufacturing or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis.

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
•
whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates;
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

The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease the financial or other benefits it might otherwise receive under the relevant agreement. If material disputes over intellectual property that we have licensed prevent or impair our ability to maintain licensing arrangements on acceptable terms or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and commercialize our product candidates.

If we or any such licensors fail to adequately protect the relevant in-licensed intellectual property, our ability to commercialize our product candidates could suffer. Any material disputes with licensors or any termination of the licenses on which we depend would have a material adverse effect on our business, results of operations, financial condition and prospects.

We have nine pending U.S. provisional patent applications with respect to budoprutug. We can provide no assurance that any of our other current or future patent applications will result in issued patents for budoprutug or CLYM116. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

With respect to budoprutug, we own nine pending U.S. provisional patent applications, and we can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug or any product candidates we may develop.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad.

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

An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, limit the scope or duration of the patent protection of budoprutug or any other product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize budoprutug or any other product candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We cannot be certain that the USPTO and courts in the U.S. or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering budoprutug and any other product candidates as patentable.

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

If we cannot obtain or lose patent protection for budoprutug or any other product candidates, it could have a material adverse impact on our business. Additionally, as a licensee, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. For example, under the license agreement with CRH, CRH is responsible for prosecuting and maintaining intellectual property protection for budoprutug in consultation with us. We have not had and do not have primary control over these activities for certain of our in-licensed patents or patent applications and other intellectual property rights. For example, we cannot be certain that such activities by CRH or other licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

For example, under the Mabworks Agreement, Mabworks is responsible for prosecuting and maintaining intellectual property protection for CLYM116 in Greater China in consultation with us. We have not had and do not have primary control over these activities in Greater China for CLYM116. We cannot be certain that such activities by Mabworks will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights in Greater China. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect its interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering our product candidates, our ability to develop and commercialize our product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, CDMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our future licensors were the first to make the inventions claimed in our owned or any future licensed patents or pending patent applications, or were the first to file for patent protection of such inventions.

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

Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology. Any patents that we hold or license, or may in-license in the future may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether budoprutug or any other product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Any of the foregoing could impair our competitive position and harm our business.

The patent protection we obtain for budoprutug or any other product candidates and technologies may be challenged and rendered invalid and/or unenforceable.

Even if our owned patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity or enforceability, and such patents or patents we license from third parties, may be challenged, invalidated, narrowed or held to be unenforceable, including in the courts or patent offices in the U.S. and abroad, or circumvented.

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

Because we will rely on third parties to develop and manufacture budoprutug, CLYM116, and any other product candidates, we must, at times, share trade secrets with them.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our owned and licensed patents or other intellectual property. In addition, our owned and licensed patents may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable.

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

In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property rights on budoprutug, CLYM116 or any other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S.

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement rights are not as strong as those in the U.S. These products may compete with budoprutug or any other product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of budoprutug or any other product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering budoprutug or any other product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover budoprutug or any other product candidates or their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market budoprutug or any other product candidates. We may incorrectly determine that budoprutug or any other product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market budoprutug or any other product candidates.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business, and we may enter into additional license agreements in the future for budoprutug or any other product candidates.

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

With respect to budoprutug, we obtained our right to a number of existing license agreements pursuant to an asset purchase agreement with Acelyrin, Inc., or Acelyrin, which imposes on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.

If we fail to comply with our obligations under the asset purchase agreement, Acelyrin may have the right to re-purchase the obtained asset, including our rights to the licenses subject to the asset purchase agreement, in which case, we may not be able to market or develop budoprutug.

With respect to CLYM116, we have an existing license agreement with Mabworks, which imposes on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.

If we fail to comply with our obligations under the license agreement, Mabworks may have the right to terminate the license agreement, in which case, we may not be able to market or develop CLYM116.

We may need to obtain additional licenses from third parties to advance our research or commercialize budoprutug or any other product candidates, and we cannot provide any assurances that third-party patents do not exist that might be enforced against budoprutug or such other product candidates in the absence of such a license. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize budoprutug or any other product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patents and other rights to third parties;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•
our right to transfer or assign licenses; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and our affiliates and sublicensees and by us and our partners and sublicensees.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize our product candidates, which would have a material adverse effect on our business.

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

Patent terms may be inadequate to protect our competitive position on budoprutug or any other product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering budoprutug or any other product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications.

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

With respect to budoprutug, the issued patents, or patents that may be issued from the pending patent applications that we exclusively in-licenses from CRH are expected to expire in 2026, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. In each instance of the above, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to budoprutug.

With respect to CLYM116, the patents that may be issued from the pending patent application that we exclusively in-license from Mabworks are expected to expire in 2044, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. In each instance of the above, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to CLYM116.

Depending upon the timing, duration and conditions of any FDA marketing approval of budoprutug or any other product candidates, one or more of our U.S. owned or licensed patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and one or more of our foreign owned or licensed patents may be eligible for patent term extension under similar legislation, for example, in the EU. In the U.S., the Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

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

Changes in patent law could diminish the value of our patents, thereby impairing our ability to protect our intellectual property for budoprutug or any other product candidates.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued and licensed patents. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent.

After March 2013, under the Leahy-Smith America Invents Act (Leahy-Smith Act) enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued or licensed patents, all of which could harm our business.

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

If we or our licensors, or any future licensors or collaborators, fail to maintain the patents and patent applications covering budoprutug or any other product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could negatively impact the success of our business.

Our commercial success depends upon our ability and the ability of any of our collaborators to develop, manufacture, market and sell budoprutug and any other product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to budoprutug or any other product candidates and technology, including re-examination, interference, post-grant review, inter partes review or derivation proceedings before the USPTO or an equivalent foreign body. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid or that we would be able to replace such technology with alternative, non-infringing technology.

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

A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could adversely affect our ability to commercialize budoprutug or any other product candidates we may develop, and any other product candidates or technologies covered by the asserted third- party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

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

Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology or product candidates. A finding of infringement could prevent us from commercializing budoprutug or any other product candidates we may develop or force us to cease some of our business operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing events would harm our business.

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

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to initiate anticipated clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize budoprutug or any other product candidates, if approved. Any of the foregoing events would harm our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, licensors, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets.

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

As is common in the biopharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors.

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

We intend to rely on both registered and common law rights for our trademarks. We plan to apply to register these trademarks with the USPTO and may in the future seek to register additional trademarks in the U.S. and other countries.

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
•
our competitors might conduct research and development activities in the U.S. under FDA-related safe harbor patent infringement exemptions and/or in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets using information technology networks and systems, including the Internet and artificial intelligence-based software.

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

We and the third parties upon which we rely, such as CROs, may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through the use of artificial intelligence and deep fakes, which may become increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, geopolitical developments, earthquakes, fires, floods, and other similar threats. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Some of our personnel work from home, which poses increased risks to our information technology systems and data as they utilize network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our data or our information technology systems, or those of the third parties upon whom we rely. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence technologies. If such an event were to occur, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also harm our business.

We may expend significant resources or modify our business activities (including future clinical trial activities) to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may be unable in the future to detect and remediate vulnerabilities because such threats and techniques change frequently, are often sophisticated in nature, and therefore may not be detected until after a security incident has occurred. These vulnerabilities therefore may pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

For additional information regarding our cybersecurity risk management, strategy and governance, please see “Cybersecurity” under Part I, Item 1C of this Annual Report on Form 10-K.

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

The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product candidates, completion of our planned clinical trials, commercialization of any such product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

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

Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violates (1) the laws and regulations of the FDA, the EMA, the MHRA and other similar regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad and (4) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates, which could result in regulatory sanctions and harm our reputation.

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

Any international operations we may have exposes us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the U.S.

Our business is subject to risks associated with conducting business internationally. Our business strategy incorporates potential international expansion as we seek to conduct clinical trials, obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the U.S. If approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of risks, including but not limited to:

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

As of December 31, 2024, we had net operating loss (NOL) carryforwards of approximately $23.3 million for federal income tax purposes, $68.6 million for foreign income tax purposes and $10.7 million for state income tax purposes.

The federal NOLs may be used to offset up to 80% of future taxable income each year while the state and foreign losses may be used to offset up to 100% of future taxable income. The federal NOL carryforwards can be carried forward indefinitely while the state NOL carryforwards will begin to expire in varying amounts in 2038. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Transactions that have occurred since our inception, including the Acquisition, may have triggered such an ownership change pursuant to Section 382 of the Internal Revenue Code. We have not completed a Section 382 analysis, and therefore, there can be no assurances that the NOL carryforwards are not already limited. However, we believe a limitation, if any, would have an immaterial impact on our ability to utilize existing NOLs in the future.

In addition, we may experience ownership changes in the future due to subsequent shifts in our stock ownership, some of which are out of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

We have and may continue to seek to grow our business through acquisitions or investments in new or complementary businesses, products or technologies, through the licensing of products or technologies from third parties or through other strategic alliances, and the failure to manage acquisitions, investments, licenses or other strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing clinician and patients’ needs, competitive technologies and market pressures. Accordingly, we have and may continue to consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our existing products and technologies or expand the breadth of our markets or customer base. For example, we entered into the Mabworks Agreement where we acquired licenses for the development, manufacture and commercialization of CLYM116 and products containing CLYM116 in certain territories.

Potential and completed acquisitions, strategic investments, licenses and other alliances, including our acquisition of Tenet Medicines, Inc. and the Mabworks Agreement, involve numerous risks, including:

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

Our stock price has been volatile, fluctuating from a high trading price of $29.69 per share in August 2021 to a low trading price of $1.25 in March 2025. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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
•
unanticipated serious safety concerns related to the use of any of our product candidates;
•
adverse regulatory decisions, including results of regulatory interactions and review for any of our product candidates;
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
•
proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes;
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

Based upon our common stock outstanding as of December 31, 2024, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 62.5% of our outstanding common stock. In particular, affiliates of RA Capital Management, L.P., own approximately 46.7% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

In addition, as a result of this concentration of ownership, there is a limited number of number of shares of our common stock that are not held by officers, directors and principal stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

Prior to the completion of our initial public offering, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of December 31, 2024. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 9A of this Annual Report on Form 10-K.

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

General Risk Factors

We have been and may in the future become involved in securities litigation or stockholder derivative litigation in connection with the Acquisition, the related private placement and the other transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated April 10, 2024, by and among our company, Tango Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, Tenet, and, solely in his capacity as Tenet equityholder representative, Stephen Thomas (the Acquisition Agreement), and this could divert the attention of our management and harm our business.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of an acquisition or a business combination transaction.

We have been involved in and may in the future become involved in this type of litigation in connection with the Acquisition, the related private placement and/or the other transactions contemplated by the Acquisition Agreement. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. We currently have limited equity analyst coverage, and such a lack of research coverage may adversely affect the market price of our common stock. For instance, lack of regular coverage may result in demand for our stock to decrease, which in turn could cause our stock price or trading volume to decline. In the event we do have additional equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between Russia and Ukraine and Israel and Hamas, terrorism, or other geopolitical events. Sanctions, tariffs and general trade policy changes imposed by the U.S. and other countries may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators could be severely impacted by such conflicts and policy changes or may not survive such difficult economic times, which could directly affect our ability to conduct our clinical trials and attain our operating goals on schedule and on budget.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

We presently have general liability, workers’ compensation, directors’ and officers’, cybersecurity, and product liability insurance coverage. Although we believe we will be able to maintain such coverage for a reasonable cost and obtain any additional coverages that our business may require, no assurances can be made that we will be able to do so.

Changes in tax laws or regulations that are applied adversely to us may seriously harm our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. For example, the Organization for Economic Co-operation and Development (OECD) has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. Many countries have enacted legislation to implement the Pillar Two rules.

We are currently evaluating the potential impacts that Pillar Two rules may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which we do business. Any new or modified taxes, including the Pillar Two rules, could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to participants in preclinical studies and clinical trials involving certain of our product candidates (Information Systems and Data).

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

We, like other companies in our industry, face cybersecurity risks in connection with our business. However, to date, risks from cybersecurity threats have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations, and financial condition. For more information on our cybersecurity related risks, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our board of directors considers cybersecurity risk management as part of its general oversight function. The audit committee of our board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our management team provides periodic updates to the audit committee regarding our cybersecurity program, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company. Our chief operating officer, with the assistance of third-party technical advisors, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help the Company and our employees to address cybersecurity risks. Our third-party technical advisors include consultants with over 20 years of experience in IT leadership as well as subject matter experts in cybersecurity that have extensive experience managing cybersecurity programs.

Item 2. Properties.

We lease office space in the U.S. under non-cancelable operating leases.

In October 2024, we entered into an agreement for approximately 4,000 square feet of office space for our company headquarters in Wellesley Hills, Massachusetts. The term of this lease is for a period of 24 months which commenced on November 1, 2024. The lease includes an option to extend the term of the lease for an additional 12 months.

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

Item 3. Legal Proceedings.

As of the date of this Annual Report on Form 10-K, we are not party to any material legal proceedings. From time to time, we may become party to legal proceedings arising in the ordinary course of business. We cannot predict the outcome of any such legal proceedings, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “ELYM” since August 10, 2021 and “CLYM” since October 2024. Prior to our initial public offering on August 10, 2021, there was no public market for our common stock.

Holders of Common Stock

As of March 21, 2025, there were 67,475,395 shares of common stock issued and held by approximately 16 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.” in this Annual Report on Form 10-K (this Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in the Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Effective on October 2, 2024, we amended our Amended and Restated Certificate of Incorporation to effect a change of our name from “Eliem Therapeutics, Inc.” to “Climb Bio, Inc.”. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Climb Bio, Inc. and its wholly owned subsidiaries.

Overview

We are a clinical-stage biotechnology company committed to developing potential best-in-class therapeutics that address significant unmet need for the millions of patients living with immune-mediated diseases. We have built our pipeline by strategically acquiring or in-licensing product candidates that we believe have clear biological rationale and the potential to treat multiple indications.

We are developing our product candidates for multiple immune-mediated diseases, as summarized in the pipeline figure below.

We acquired the rights to our product candidates through license and asset purchase agreements. We have worldwide rights to develop and commercialize budoprutug for all indications, except for oncology. We have rights to develop and commercialize CLYM116 for all indications worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China).

Our cornerstone product candidate, budoprutug (formerly referred to as TNT119), is a clinical-stage anti-CD19 monoclonal antibody (mAb) which has the potential to address a broad range of B-cell mediated diseases. Budoprutug is designed to deplete CD19-positive B cells, including antibody secreting cells (plasma blasts), in order to directly reduce pathogenic autoantibodies. This reduction of autoantibodies has the potential to be a disease-modifying approach in the treatment of immune-mediated diseases. We believe we are well-positioned to advance budoprutug across three distinct opportunity sets in immune-mediated disease: primarily IgG4-mediated diseases, primarily single organ IgG1-3 mediated diseases and complex systemic diseases.

We are initially developing budoprutug in lead indications representing each of these three opportunity sets, namely primary membranous nephropathy (pMN), a primarily IgG4-mediated disease, immune thrombocytopenia (ITP), a primarily single organ IgG1-3 mediated disease, and systemic lupus erythematosus (SLE), a complex systemic disease, where we believe budoprutug has the potential to be differentiated from other therapies in development and improve patient outcomes.

In March 2025, we received clearance from the U.S. Food and Drug Administration (FDA) for a Phase 2, dose range finding clinical trial of budoprutug in pMN. We anticipate dosing the first patient in our Phase 2 clinical trial for pMN in the second half of 2025. Budoprutug was previously evaluated in a Phase 1b clinical trial in pMN, the results of which suggest that budoprutug may offer the opportunity to induce remission of pMN in patients with moderate to severe disease. In that clinical trial, three out of five patients (60%) that received four doses of budoprutug and completed at least 48-weeks of follow-up achieved a complete remission of proteinuria, an important clinical endpoint in pMN. Notably, the FDA has granted budoprutug orphan drug designation for the treatment of pMN. Separately, in March 2025, we received clearance from the FDA for our investigational new drug (IND) application to evaluate budoprutug in a Phase 1b/2a clinical trial in ITP. We are in the process of activating investigational sites for the Phase 1b/2a clinical trial and anticipate dosing our first patient in the first half of 2025. In October 2024, we received clearance from the FDA for our IND to evaluate budoprutug in a Phase 1b clinical trial in SLE. We are in the process of activating investigational sites for our planned Phase 1b clinical trial in SLE and anticipate dosing our first patient in the first half of 2025. Each of these clinical trials of budoprutug in pMN, ITP and SLE will be conducted using an intravenous (IV) formulation of budoprutug. In parallel, we are advancing a subcutaneous formulation of budoprutug, which may provide the opportunity for a patient-tailored approach to treatment. We plan to announce preclinical data relating to the subcutaneous formulation of budoprutug in the first half of 2025 and currently plan to initiate clinical development of the subcutaneous formulation in the second half of 2025.

In addition to budoprutug, we are also developing CLYM116, a preclinical stage anti-APRIL (A PRoliferation-Inducing Ligand) mAb for patients with IgA nephropathy (IgAN) and other B-cell mediated diseases. CLYM116 utilizes a novel mechanism of action to prevent APRIL signaling, potently blocking binding of APRIL to its receptors and also promoting lysosomal APRIL degradation via a pH-dependent bind-and-release design. Through its unique binding profile, CLYM116 has the potential to enable more rapid, deep and durable inhibition of APRIL signaling. We are currently evaluating CLYM116 in IND-enabling studies and expect to announce preclinical data from the program in the second half of 2025.

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

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $73.9 million and $35.1 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $229.9 million and $156.0 million as of December 31, 2024 and December 31, 2023, respectively.

Since our inception, we have primarily funded our operations with an aggregate of $328.0 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering of our common stock, and the sale and issuance of shares in a private placement of our common stock that was completed in June 2024. We had cash, cash equivalents and marketable securities of $212.5 million and $106.8 million as of December 31, 2024 and December 31, 2023, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate significant revenue from product sales, we may finance our operations through equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all.

If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue any future development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States (U.S.) and worldwide, resulting from increased volatility in the trading prices for shares in the biopharmaceutical industry, or otherwise.

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

Tenet Acquisition

On June 27, 2024, we acquired 100% of the share capital of Tenet Medicines, Inc. (Tenet) in exchange for 5,560,047 shares of our common stock, valued at $41.9 million, or $7.53 per share (the Acquisition). The Acquisition is accounted for as an asset acquisition. The total cost of the asset acquisition was $52.8 million, which also included (i) $5.8 million of direct transaction costs incurred and (ii) $5.0 million related to a loan provided to Tenet prior to the closing of the Acquisition that was effectively settled upon the closing of the Acquisition. We recognized in-process research and development (IPR&D) expense of $51.7 million for the year ended December 31, 2024, as the IPR&D was determined to have no future alternative use.

Restructuring Costs

As a part of our shift in focus from developing therapeutics for neuronal excitability disorders to immune-mediated diseases we ceased our operations in the United Kingdom (U.K.) and separated from our seven U.K. employees in the third quarter of 2024.

We incurred restructuring costs of $3.3 million in connection with this headcount reduction, which related to severance payments, healthcare benefits, and stock-based compensation. The costs associated with this headcount reduction were fully recognized and all of the related payments were made by December 31, 2024.

On February 7, 2023, our board of directors approved a restructuring plan to conserve financial resources and align our workforce with current business needs. This plan resulted in a 55% workforce reduction, mostly completed in the first half of 2023. We further reduced our workforce by 10 employees in October 2023.

We incurred restructuring costs of $18.8 million in connection with these prior year restructuring activities, substantially all of which were recognized in 2023 and were fully recognized as of March 31, 2024. These costs related to severance payments, healthcare benefits and stock-based compensation. In addition, substantially all of the related restructuring payments were made by April 2024.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) acquired IPR&D expense, related party, (ii) research and development expenses, and (iii) general and administrative expenses.

Acquired In-Process Research and Development, Related Party

Our acquired IPR&D expense consists of the relative fair value of the assets acquired and consideration transferred in connection with the Acquisition. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as IPR&D.

Research and Development

Our research and development expenses consist of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, and clinical trial activities related to our pipeline, including budoprutug and our previous product candidates ETX-123 and ETX-155.

Our direct research and development expenses include:

•
expenses incurred in connection with research, laboratory consumables and preclinical and clinical trial activities;
•
the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
•
consulting fees.

Our indirect research and development expenses include:

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

Given our stage of development and the utilization of our resources across our current and legacy programs, we have not historically tracked our indirect research and development costs by program or indication. Research and development expenses are presented net of refundable research and development tax credits from the U.K. government.

The following table sets forth our disaggregated research and development expenses (in thousands):

	Year Ended December 31,
	2024	2023
Acquired in-process research & development, related party	$51,659	$—
Direct research and development expenses:
Budoprutug	5,982	—
Legacy programs [1]	201	6,125
Indirect research and development expenses:
Personnel expenses [2]	7,990	10,917
Other research and development expenses [3]	163	340
Research and development tax credits	—	(1,971)
Total research and development expenses	$65,995	$15,411

1 Includes expenses related to our legacy product candidates ETX-123 and ETX-155.

2 Includes severance expense of $1.8 million and $2.9 million and stock-based compensation expense of $3.0 million and $2.8 million for the years ended December 31, 2024, and 2023, respectively.

3 Includes indirect expenses related to facility rent.

We expect our research and development expenses to increase substantially for the foreseeable future as we conduct our ongoing research and development activities. The process of conducting preclinical studies, acquiring drug product supply, and conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for budoprutug, CLYM116, or any product candidate we may develop.

The timelines and costs associated with research and development activities are uncertain and can vary significantly among product candidates and development programs due to the inherently unpredictable nature of preclinical and clinical development. We anticipate that we will make determinations as to which indications to pursue in connection with our clinical development of budoprutug, CLYM116, or any product candidates we may develop and how much funding to direct to each such indication on an ongoing basis in response to preclinical and clinical results, regulatory developments, and ongoing assessments as to each such indication’s commercial potential. We will need to raise substantial additional capital in the future.

Our future research and development costs may vary significantly based on factors such as:

•
the timing, cost and progress of our research, preclinical, and clinical development activities;
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE and any future clinical trials of our product candidates;
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
•
the cost of commercialization activities if budoprutug, CLYM116, or any product candidates we may develop are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support development of budoprutug, CLYM116, or any product candidates we may develop.

A change in the outcome of any of these variables with respect to the development of budoprutug, CLYM116, or any product candidates we may develop could significantly change the costs and timing associated with the development.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, and termination benefits, for our personnel in executive, finance and accounting, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and intellectual property, professional fees for accounting, audit, regulatory, tax and consulting services, insurance costs, as well as investor and public relations costs.

Other Income (Expense)

Foreign Currency (Loss) Gain

Our foreign currency (loss) gain consists of foreign exchange losses resulting from remeasurement and foreign currency transactions between foreign currency and the U.S. Dollar.

Interest Income, net

Our interest income consists of interest earned on our cash, cash equivalents and marketable securities and adjustments related to amortization of purchase premiums and accretion of discounts of marketable securities.

Results of Operations

The following table sets forth our results of operations (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Operating expenses:
Acquired in-process research and development, related party	$51,659	$—	$51,659	100.0%
Research and development	14,176	15,411	(1,235)	(8.0)%
Research and development, related party	160	—	160	100.0%
General and administrative	16,025	24,864	(8,839)	(35.5)%
Total operating expenses	82,020	40,275	41,745	103.6%
Loss from operations	(82,020)	(40,275)	(41,745)	103.6%
Other income (expense):
Foreign currency (loss) gain	(9)	536	(545)	(101.7)%
Interest income, net	8,132	4,620	3,512	76.0%
Total other income (expense)	8,123	5,156	2,967	57.5%
Net loss	$(73,897)	$(35,119)	$(38,778)	110.4%

Comparison of the Years Ended December 31, 2024 and 2023

Operating Expenses

Acquired In-Process Research and Development, Related Party

Acquired IPR&D expense, related party was $51.7 million for the year ended December 31, 2024. This amount represents the recognition of IPR&D expense from the Acquisition completed on June 27, 2024.

Research and Development and Research and Development, Related Party

Research and development expenses decreased 8% from $15.4 million for the year ended December 31, 2023 to $14.2 million for the year ended December 31, 2024. Research and development expenses, related party increased by $0.2 million for the year ended December 31, 2024. In total, research and development expenses decreased 7% from $15.4 million for the year ended December 31, 2023 to $14.3 million for the year ended December 31, 2024.

The decrease was driven by (i) a $2.9 million decrease in personnel-related expenses, primarily due to a $1.8 million decrease from reduced headcount, and a $1.1 million decrease in restructuring costs, and (ii) a $0.2 million decrease in facility rent. This decrease was partially offset by a $2.0 million decrease in the refundable research and development tax credits from the U.K. government due to a reduction in qualifying research and development expenses.

Direct research and development expenses were largely consistent for the years ended December 31, 2024 and 2023, as the increase driven by $6.0 million of expenses related to our budoprutug program in 2024 was offset by a $5.9 million decrease in expenses related to our legacy programs.

General and Administrative

General and administrative expenses decreased 35.5% from $24.9 million for the year ended December 31, 2023 to $16.0 million for the year ended December 31, 2024. This decrease was due to (i) a $12.3 million reduction in personnel-related expenses, primarily driven by a decrease in restructuring costs of $14.2 million, and partially offset by an increase of $1.9 million from increased headcount and offset by (ii) a $3.4 million increase in other general and administrative expenses, largely due to an increase in consulting fees, legal expenses, and human resource costs.

Other Income (Expense)

Foreign Currency (Loss) Gain

Foreign currency (loss) gain decreased 101.7% from a $0.5 million gain for the year ended December 31, 2023 to a $9,000 loss for the year ended December 31, 2024. The decrease was driven primarily by a reduction of our foreign currency denominated balances as well as unfavorable changes in foreign currency exchange rates for the year ended December 31, 2024.

Interest Income, net

Interest income, net increased 76% from $4.6 million for the year ended December 31, 2023 to $8.1 million for the year ended December 31, 2024, which was driven by an increase in marketable securities for the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with an aggregate of $328.0 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering of our common stock and the sale and issuance of shares of our common stock in a private placement in June 2024. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $212.5 million and $106.8 million, respectively, and an accumulated deficit of $229.9 million and $156.0 million, respectively.

Funding Requirements

We believe our cash, cash equivalents and marketable securities of $212.5 million as of December 31, 2024 will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We anticipate that our expenses will increase for the foreseeable future as we continue to advance our current product candidates and any product candidates we may develop, expand our corporate infrastructure, and incur costs associated with potential commercialization.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE and any future clinical trials of our product candidates;
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

•
the cost of commercialization activities if budoprutug, CLYM116, or any product candidates we may develop are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support development of budoprutug, CLYM116, or any product candidates we may develop.

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

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or our product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market budoprutug, CLYM116, or any product candidates we may develop even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table sets forth our cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(15,562)	$(20,599)
Net cash (used in) provided by investing activities	(121,092)	68,981
Net cash provided by financing activities	130,729	841

Operating activities

In 2024, net cash used in operating activities was $15.6 million. This consisted primarily of a net loss of $73.9 million, which was partially offset by (i) non-cash charges of $56.6 million that consisted primarily of IPR&D and stock-based compensation expense and (ii) changes in our operating assets and liabilities that resulted in a net increase in cash of $1.7 million.

In 2023, net cash used in operating activities was $20.6 million. This consisted primarily of a net loss of $35.1 million, which was partially offset by (i) non-cash charges of $10.8 million that consisted of stock-based compensation expense of $12.8 million, right-of-use (ROU) asset impairment expense of $0.2 million, and non-cash lease expense of $0.4 million, partially offset by accretion of discounts on investments of $2.3 million and foreign currency gain on remeasurement of $0.3 million and (ii) changes in our operating assets and liabilities that resulted in a net increase in cash of $3.7 million, primarily related to receipt of research and development tax credits from the U.K. government.

Investing activities

In 2024, net cash used in investing activities was $121.1 million. This consisted of purchases of $132.2 million of marketable securities, the issuance of a promissory loan of $5.0 million and cash paid of $4.6 million in connection with the Acquisition, partially offset by $20.8 million in proceeds received from maturities of marketable securities.

In 2023, net cash provided by investing activities was $69.0 million. This consisted of $127.4 million in proceeds received from maturities of investments in marketable securities, partially offset by purchases of $58.4 million of investments in marketable securities.

Financing activities

In 2024, net cash provided by financing activities was $130.7 million. This consisted of $119.7 million in proceeds received from the issuance of our common stock in a private placement in June 2024 and $11.0 million in proceeds from exercises of stock options.

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

We lease operating spaces in the U.S. under non-cancelable operating lease arrangements that expire on various dates through January 31, 2027. As discussed further in Note 8 in our consolidated financial statements, we entered into a non-cancellable sublease agreement for office space in Bellevue, Washington in July 2023 and into a non-cancellable lease agreement for office space in Wellesley Hills, Massachusetts in October 2024. As of December 31, 2024, our undiscounted future minimum lease payments under non-cancelable lease agreements (net of sublease income) was approximately $0.5 million.

Following the Acquisition, we have obligations under an asset purchase agreement and certain license agreements that obligate us to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See Note 7 in our consolidated financial statements included herein for a discussion of these milestone and royalty obligations.

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

Refer to Notes 2 and 9 in our consolidated financial statements for further details regarding the development and evaluation of the assumptions used to estimate the fair value of our stock-based awards, and the related effect of stock-based compensation expense on the consolidated financial statements.

Internal Controls over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of December 31, 2024. The material weaknesses, and our remediation plan, are disclosed in Item 9A of this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Climb Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Climb Bio, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 25, 2025

We have served as the Company’s auditor since 2021.

Climb Bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$87,229	$93,112
Short-term marketable securities	63,690	13,686
Prepaid expenses and other current assets	3,953	3,457
Total current assets	$154,872	$110,255
Operating lease right-of-use assets	490	199
Long-term marketable securities	61,610	—
Other long-term assets	215	15
Total assets	$217,187	$110,469
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$705	$66
Accrued expenses and other current liabilities	4,069	2,433
Operating lease liabilities	157	334
Total current liabilities	$4,931	$2,833
Operating lease liabilities, net of current portion	375	15
Other long-term liabilities	—	22
Total liabilities	$5,306	$2,870
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 67,255,434 and 27,699,446 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	7	3
Additional paid-in capital	441,727	263,577
Accumulated other comprehensive income (loss)	23	(2)
Accumulated deficit	(229,876)	(155,979)
Total stockholders’ equity	$211,881	$107,599
Total liabilities and stockholders’ equity	$217,187	$110,469

The accompanying notes are an integral part of these consolidated financial statements.

Climb Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Acquired in-process research and development, related party	$51,659	$—
Research and development	14,176	15,411
Research and development, related party	160	—
General and administrative	16,025	24,864
Total operating expenses	82,020	40,275
Loss from operations	(82,020)	(40,275)
Other income (expense):
Foreign currency (loss) gain	(9)	536
Interest income, net	8,132	4,620
Total other income (expense)	8,123	5,156
Net loss	$(73,897)	$(35,119)
Net loss per share, basic and diluted	$(1.53)	$(1.30)
Weighted-average number of shares used to compute net loss per share, basic and diluted	48,163,301	26,987,122

Comprehensive loss:
Net loss	$(73,897)	$(35,119)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax of $0	25	356
Comprehensive loss	$(73,872)	$(34,763)

The accompanying notes are an integral part of these consolidated financial statements.

Climb Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	26,390,186	$3	$249,930	$(358)	$(120,860)	$128,715
Vesting of restricted stock awards and units	124,737	—	—	—	—	—
Exercise of stock options	1,111,512	—	841	—	—	841
Stock-based compensation	—	—	12,806	—	—	12,806
Other comprehensive income	—	—	—	356	—	356
Net loss	—	—		—	(35,119)	(35,119)
Balance as of December 31, 2023	27,626,435	$3	$263,577	$(2)	$(155,979)	$107,599
Vesting of restricted stock awards and units	154,599	—	—	—	—	—
Exercise of stock options	2,676,071	—	10,979	—	—	10,979
Issuance of common stock in private placement, net of issuance costs of $250	31,238,282	3	119,747	—	—	119,750
Issuance of common stock for the acquisition of in-process research and development from a related party	5,560,047	1	41,867	—	—	41,868
Stock-based compensation	—	—	5,557	—	—	5,557
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(73,897)	(73,897)
Balance as of December 31, 2024	67,255,434	$7	$441,727	$23	$(229,876)	$211,881

The accompanying notes are an integral part of these consolidated financial statements.

Climb Bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	As of December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(73,897)	$(35,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,557	12,806
Right-of-use asset impairment	—	180
Non-cash operating lease expense	220	405
Accretion of discounts and amortization of premiums on investments, net	(757)	(2,331)
In-process research and development, related party	51,659	—
Foreign currency gain from remeasurement	(42)	(304)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,942	7,370
Long-term assets	(200)	115
Accounts payable	(963)	(686)
Accounts payable and accrued liabilities, related party	(177)	—
Accrued expenses and other liabilities	1,445	(2,613)
Long-term liabilities	(22)	22
Operating lease liabilities	(327)	(444)
Net cash used in operating activities	$(15,562)	$(20,599)
Cash flows from investing activities:
Issuance of promissory loan in connection with asset acquisition	(5,000)	—
Cash paid in connection with asset acquisition, net of cash acquired	(4,645)	—
Purchase of marketable securities	(132,197)	(58,449)
Proceeds from maturities of marketable securities	20,750	127,430
Net cash (used in) provided by investing activities	$(121,092)	$68,981
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of issuance costs	119,750	—
Proceeds from exercise of stock options	10,979	841
Net cash provided by financing activities	$130,729	$841
Effect of exchange rate changes on cash	42	304
Net change in cash and cash equivalents	$(5,883)	$49,527
Cash and cash equivalents at beginning of period	93,112	43,585
Cash and cash equivalents at end of period	$87,229	$93,112
Supplemental disclosure of cash flow information:
Cash paid for leases included in operating cash outflows	$350	$507
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in exchange for in-process research and development	$41,867	$—
Settlement of promissory loan in connection with asset acquisition	$5,036	$—
Right-of-use assets obtained in exchange for lease liabilities	$510	$313

The accompanying notes are an integral part of these consolidated financial statements.

CLIMB BIO, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

Organization

Climb Bio, Inc. (the Company), formerly known as Eliem Therapeutics, Inc., is a clinical-stage biotechnology company developing therapeutics for patients with immune-mediated diseases. The Company's pipeline includes budoprutug (previously referred to as TNT119) and CLYM116.

Budoprutug is an anti-CD19 monoclonal antibody designed to treat a broad range of B-cell mediated diseases. The Company is currently developing budoprutug for the treatment of primary membranous nephropathy, immune thrombocytopenia, and systemic lupus erythematosus. CLYM116 is an anti-APRIL (A PRoliferation-Inducing Ligand) monoclonal antibody currently being developed for the treatment of immunoglobin A nephropathy (IgAN). The Company was incorporated on October 18, 2018 in Delaware and in October 2024, relocated its corporate headquarters to Massachusetts.

On June 27, 2024, the Company completed its acquisition of Tenet Medicines, Inc. (the Acquisition). In connection with the closing of the Acquisition, the Company issued and sold 31,238,282 shares of its common stock at a price of $3.84 per share in a private placement to several accredited institutional investors (the Private Placement). The Company received aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting offering costs of $0.3 million. For additional information on the Acquisition and Private Placement, please refer to Note 3, Asset Acquisition and Private Placement with a Related Party, in these consolidated financial statements.

In 2024, the Company shifted its focus from developing therapeutics for neuronal excitability disorders to immune-mediated diseases. In connection with this shift, the Company ceased its operations in the United Kingdom (U.K.) and separated from seven U.K. employees.

On January 8, 2025, the Company entered into a technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks), for rights to develop and commercialize CLYM116. For additional information on the Mabworks Agreement, please refer to Note 15, Subsequent Events, in these consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $229.9 million and expects to incur additional losses from operations in the future. In June 2024, the Company received net proceeds of $119.7 million from the sale and issuance of shares of common stock in the Private Placement.

The Company believes the available cash, cash equivalents and marketable securities of $212.5 million as of December 31, 2024 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these consolidated financial statements, and the Company anticipates that it will need to raise substantial financing in the future to fund its operations.

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

Note 2. Summary of Significant Accounting Policies

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements follows:

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to the accrual of research and development expenses, recoverable research and development tax credits from the U.K. government, and the valuation of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash is held by one financial institution in the United States (U.S.) and one financial institution in the U.K. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation’s and Financial Services Compensation Scheme’s, respectively, insured limits. As of December 31, 2024, the Company had investments in money market funds and marketable securities, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through December 31, 2024, and the date of this filing, the Company has not experienced any losses on such investments.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on available-for-sale investments. The Company presents comprehensive loss and its components as part of the statements of operations and comprehensive loss.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of the Company’s product candidates and processes and clinical efficacy and safety of the Company’s product candidates, compliance with government regulations and the need to obtain additional financing to fund operations. Budoprutug, CLYM116, or any product candidate the Company may develop will require significant additional research and development efforts, including extensive preclinical studies, clinical trials, and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

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

Segments

The Company has one operating and reportable segment. Financial information about the Company’s operating segment and the evaluation of segment results is discussed further in Note 14, Segments, to these consolidated financial statements.

Asset Acquisitions

In accordance with the guidance in Topic 805, Business combinations, in the Financial Accounting Standards Board’s (the FASB) Accounting Standards Codification (ASC), the Company evaluates acquisitions of assets and related liabilities and other similar transactions to assess whether or not a transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test is met, a transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs that would meet the requirements of a business. The Company accounts for an asset acquisition by recognizing net assets based on the cost to the acquiring entity on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets and liabilities assumed based on relative fair values. In-process research and development acquired in an asset acquisition is expensed provided there is no alternative future use.

The Company accounts for future payments such as those upon achievement of certain regulatory, development or sales milestones in an asset acquisition when the underlying milestones are achieved. Milestone payments made to third parties subsequent to regulatory approval may be capitalized as intangible assets, if deemed to have alternative future use, and amortized over the estimated remaining useful life of the related product.

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

In determining fair value, the Company utilizes quoted market prices, or valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as counterparty credit risk in its assessment of fair value.

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$85,612	$—	$85,612
Marketable securities:
U.S. Treasury securities	54,307	—	54,307
Corporate bonds	—	67,492	67,492
U.S. government agency debt securities	—	3,501	3,501
Total marketable securities	54,307	70,993	125,300
Total assets	$139,919	$70,993	$210,912

	December 31, 2023
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$89,197	$—	$89,197
Marketable securities:
U.S. Treasury securities	8,962	—	8,962
U.S. government agency debt securities	—	4,724	4,724
Total marketable securities	8,962	4,724	13,686
Total assets	$98,159	$4,724	$102,883

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2024 and 2023, the Company’s cash equivalents consisted of money market funds.

Investments in Marketable Securities

Marketable securities are classified as available-for-sale, primarily consisting of U.S. Treasury securities, government agency debt securities, and corporate bonds, and are reported at fair value. Unrealized holding gains and losses are reflected as a separate component of stockholders’ equity in accumulated other comprehensive loss until realized. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income, net in the statements of operations and comprehensive loss. Realized gains and losses on the sale of these securities are recognized in interest income, net in the consolidated statement of operations and comprehensive loss. The cost of marketable securities sold is based on the specific identification method.

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

Research and Development Expenses

Research and development expenses consist of research and development services and personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, termination benefits, professional service fees, and other related costs such as facility rent, partially offset by fully refundable research and development tax credits from the U.K. government.

Research and development expenses include estimates of the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. Management estimates accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. Examples of estimated accrued research and development expenses include fees paid to:

•
vendors in connection with preclinical and clinical development activities;
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

Research and Development Tax Credits

The Company received research and development tax credits from the U.K. government based on claims made under the Small Medium Enterprises (SME) research and development tax relief program in 2023. Qualifying expenditures largely related to research and development activities performed by third parties on the Company's behalf, as well as employment costs for research staff and consumables incurred.

The Company evaluated its eligibility for the SME program based on criteria established by HM Revenue and Customs and recorded a reduction to research and development expense for the amount of the credit estimated to be claimed based on qualifying expenses and information available at that time. The Company qualified for tax credits under the SME program for the year ended December 31, 2023. The research and development tax credits were recognized when the qualifying expenditure was incurred and there was reasonable assurance that the reimbursement would be received. As of December 31, 2023, the research and development tax credit was $2.0 million, all of which is classified within the prepaid expenses and other current assets in the consolidated balance sheets and was collected in 2024. No research and development tax credits from the U.K. government were recognized for the year ended December 31, 2024.

General and Administrative Expenses

The Company's general and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, and termination benefits, for personnel in executive, finance and accounting, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, audit, regulatory, tax and consulting services, insurance costs, as well as investor and public relations costs. General and administrative expenses are expensed as incurred.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of operating expenses paid in advance, investment interest receivable, and receivables from refundable research and development tax credits from the U.K. government.

Leases

The Company determines if a contract is or contains a lease at the inception of the contract and classifies that lease as a finance lease if it meets certain criteria or as an operating lease if it does not. The Company reassesses if a contract is or contains a lease upon modification of the contract.

The Company leases office space in the U.S. under non-cancelable operating leases. Operating lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less any lease incentive received. The Company uses the rate implicit in the lease in determining the present value of lease payments and, if that rate is not readily determinable, the Company uses its incremental borrowing rate commensurate with the lease term based on the information available at the date of lease commencement. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have material short-term lease costs. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For real estate leases, the Company does not separate lease and non-lease components. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s non-lease components are primarily related to property taxes, insurance, and common area maintenance, which vary based on future outcomes, and are recognized as rent expense when incurred.

As discussed further in Note 8, Commitments and Contingencies, to these consolidated financial statements, in October 2024, the Company entered into a non-cancellable lease agreement for office space in Wellesley Hills, Massachusetts and, in July 2023, a non-cancellable sublease agreement for office space in Bellevue, Washington. Sublease income is presented as a reduction of rent expense in the consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

The Company measures its stock-based awards granted to employees, non-employee directors, consultants and independent advisors based on the estimated grant-date fair value of the awards. For awards with only service conditions, including stock options, restricted stock awards, and restricted stock units, compensation expense is recognized over the requisite service period using the straight-line method. For awards with performance-based conditions, including restricted stock units, compensation expense is recognized when it is probable that the performance conditions will be achieved. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock option awards. The Black-Scholes option pricing model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. As the stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures, which the Company accounts for as they occur.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase. As of December 31, 2024, there were no outstanding shares subject to repurchase.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06 (ASU 2020-06), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The standard simplified accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments are reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removed certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which permitted more equity contracts to qualify for it. The standard also simplified the diluted net income per share calculation in certain areas. The effective date of this update for non-public companies was for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption was permitted for fiscal years beginning after December 15, 2020 and interim periods therein. The Company adopted ASU 2020-06 on January 1, 2024, which did not have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 (ASU 2023-07), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which required, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included in a segment’s reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment’s profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on December 31, 2024, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements (see Note 14, Segments, to these consolidated financial statements).

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03 (ASU 2024-03), Disaggregation of Income Statement Expenses, which requires additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as, disclosures about selling expenses. The provisions of ASU 2024-03 are effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the year ended December 31, 2024.

Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Note 3. Asset Acquisition and Private Placement with a Related Party

Background

The Company entered into (i) an Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024 (the Acquisition Agreement), by and among the Company, Tango Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Transitory Subsidiary), Tenet Medicines, Inc. (Tenet), a Delaware corporation, and, solely in his capacity as Tenet equityholder representative, Stephen Thomas, providing for the acquisition of Tenet by the Company through the merger of Transitory Subsidiary into Tenet, with Tenet surviving as a wholly owned subsidiary of the Company, (ii) a Securities Purchase Agreement, dated as of April 10, 2024 (the Securities Purchase Agreement), by and among the Company and several accredited institutional investors (the PIPE Investors) including funds affiliated with RA Capital Management, L.P. (RA Capital Management), pursuant to which the Company agreed to issue and sell to the PIPE Investors in the Private Placement an aggregate of 31,238,282 shares (the PIPE Shares) of the Company’s common stock, and (iii) a registration rights agreement with the PIPE Investors, pursuant to which the Company agreed to register for resale the PIPE Shares.

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

Basis of Presentation

In accordance with the ASC Topic 805, Business Combinations, the Company first evaluated the initial screen test to determine if substantially all of the fair value of the gross assets acquired of Tenet was concentrated in a single asset or a group of similar assets. The Company concluded that substantially all of the fair value of the gross assets being acquired of Tenet was concentrated in the IPR&D related to the budoprutug asset. Accordingly, the Company accounted for the Acquisition as an asset acquisition. In accordance with the asset acquisition method of accounting, the cost of the asset acquisition, which reflects the consideration transferred, (i) was allocated to the assets acquired and liabilities assumed on a relative fair value basis, (ii) no goodwill was recorded and (iii) all direct transaction costs were included in the total consideration transferred.

As illustrated further below, the amount of the consideration transferred that was allocated to the IPR&D was $51.7 million, which was expensed on the consolidated statements of operations and comprehensive loss, as the IPR&D was determined to have no future alternative use at the closing of the Acquisition.

Consideration Transferred

The fair value of the total consideration was approximately $52.8 million and was comprised of the following components (in thousands):

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
•
Settlement of pre-existing loan: In May 2024, the Company and Tenet entered into a Senior Secured Promissory Note (the Note) providing for the Company to make short-term loans to Tenet up to an aggregate principal amount of $15.0 million. Pursuant to the Note, the Company made a loan (the Loan) of $5.0 million to Tenet in order to provide it with sufficient cash to fund its operations prior to the consummation of the Acquisition. The Loan included simple interest at a fixed rate per annum of 6%. Upon closing of the Acquisition, the Loan and accrued interest were eliminated in the consolidated financial statements as the preexisting relationship was effectively settled and included in consideration transferred. Further, as the carrying value of the Loan was determined to approximate fair value at the time of the Acquisition, no gain or loss was recorded upon the effective settlement.
•
Transaction costs: Represents the direct transaction costs, primarily legal and advisory services incurred by the Company in connection with the Acquisition.

Purchase Price Allocation

The following is the allocation of the purchase consideration for the Acquisition based on the fair value of the net assets acquired by the Company (in thousands):

Assets acquired
In-process research and development	$51,659
Cash and cash equivalents	1,204
Prepaid expenses and other current assets	1,861
Total assets acquired	$54,724
Liabilities assumed
Accounts payable	(1,603)
Accounts payable, related party	(101)
Accrued expenses and other current liabilities	(192)
Accrued expenses, related party	(76)
Total liabilities assumed	$(1,972)
Net assets acquired	$52,752

Note 4. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Corporate bonds	$33,519	$23	$(5)	$33,537
U.S. Treasury securities	30,130	27	(4)	30,153
Total short-term marketable securities	$63,649	$50	$(9)	$63,690
Long-term marketable securities:
Corporate bonds	$33,982	$16	$(43)	$33,955
U.S. Treasury securities	24,146	23	(15)	24,154
U.S. government agency debt securities	3,500	1	—	3,501
Total long-term marketable securities	$61,628	$40	$(58)	$61,610

	December 31, 2023

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
U.S. Treasury securities	$8,962	$—	$—	$8,962
U.S. government agency debt securities	4,726	—	(2)	4,724
Total short-term marketable securities	$13,688	$—	$(2)	$13,686

The Company's corporate bonds, and U.S. Treasury securities which are designated as short-term marketable securities have a contractual maturity date that is equal to or less than one year from the respective balance sheet date. The Company's corporate bonds, U.S. Treasury securities, and U.S. government agency debt securities which are designated as long-term marketable securities have a contractual maturity date that is more than one year from the respective balance sheet date.

The unrealized losses on the Company’s available-for-sale securities as of December 31, 2024 and 2023 were not material and were caused by fluctuations in market values and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2024 and 2023 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.

The Company excludes accrued interest from both the fair value and the amortized cost basis of its available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company presents the accrued interest receivable balance in prepaid expenses and other current assets in the consolidated balance sheets. Accrued interest receivable related to marketable securities as of December 31, 2024 and 2023 was $0.8 million and $0.4 million, respectively.

Investments in a continual unrealized loss position for less than 12 months consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
	Fair Value	Fair Value
Corporate bonds	$23,375	$—
U.S. Treasury securities	13,079	5,967
U.S. government agency debt securities	—	2,234
Total available-for-sale securities	$36,454	$8,201

The Company did not have any investments in a continual unrealized loss position for greater than 12 months as of December 31, 2024 and 2023.

Note 5. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid research and development deposits and expenses	$1,856	$34
Investment interest receivable	1,119	440
Prepaid expenses	722	847
Other assets	256	112
Recoverable research and development tax credits	—	2,024
Total prepaid expenses and other current assets	$3,953	$3,457

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll expenses	$1,997	$1,111
Accrued research and development expenses	1,237	28
Other accrued expenses	804	90
Other current liabilities	31	138
Accrued restructuring expenses	—	1,066
Total accrued expenses and other current liabilities	$4,069	$2,433

Note 6. Related Party Transactions

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

The Sera Services Agreement has a term of two years and will automatically renew on its anniversary date for additional one-year terms. The Company may terminate the Sera Services Agreement by giving 30 days’ prior notice to Sera Services. The Company paid approximately $0.1 million to Sera Services for services provided under the Sera Services Agreement for the year ended December 31, 2024.

Services Agreement with Blackbird Clinical, Inc.

Tenet was a party to a service agreement with Blackbird Clinical, Inc. (Blackbird), an entity controlled by RA Capital Management (the Blackbird Services Agreement). Under the terms of the Blackbird Services Agreement, Blackbird provided consulting services to Tenet in connection with its clinical trials, including study strategy, clinical operations and patient operations. For the year ended December 31, 2024, the Company paid approximately $0.1 million to Blackbird under the Blackbird Service Agreement. In October 2024, the Company terminated the Blackbird Service Agreement.

Refer to Note 3, Asset Acquisition and Private Placement with a Related Party, in these consolidated financial statements for additional related party transactions.

Note 7. License Agreements

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

The Company is obligated to use commercially reasonable efforts to commercialize at least one Product in the U.S. and to achieve specified development, regulatory and commercial milestones set forth in the Asset Purchase Agreement. If Acelyrin asserts that the Company has failed to meet one or more of these diligence obligations within specified time periods, and such failure is finally determined through a dispute resolution process, Acelyrin shall have the right to repurchase the Transferred Assets at the then-fair market value of such Transferred Assets, as Acelyrin’s sole and exclusive remedy for such breach.

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

As of December 31, 2024, the Company has not recognized milestone payments under the Asset Purchase Agreement as the underlying milestones were not achieved and are not assessed as probable.

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

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date. The Company is obligated pay up to an aggregate of £106.8 million ($134.1 million) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales.

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

As of December 31, 2024, the Company has not recognized milestone payments under the CRH Agreement as the underlying milestones were not achieved and are not assessed as probable.

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

The Company is obligated to (i) make payments of up to €10.0 million ($10.4 million) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($7.3 million) upon the achievement of certain sales milestones.

If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.1 million).

The ProBioGen Agreement will remain in effect until the services are completed for the service-related component and until the payment obligations expire in connection with the commercial license component. Both parties have the right to terminate the ProBioGen Agreement if the other party becomes insolvent or materially breaches the ProBioGen Agreement and fails to remedy such default within the specified cure period.

As of December 31, 2024, the Company has not recognized milestone payments under the ProBioGen Agreement as the underlying milestones were not achieved and are not assessed as probable.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space in the U.S. under non-cancelable operating leases and leased office space in the U.K. from May 2021 until June 30, 2024.

In October 2024, the Company agreed to lease approximately 4,000 square feet of office space in Wellesley Hills, Massachusetts. The term of this lease is 24 months, which commenced on November 1, 2024. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 12-month period at a market rate determined according to the lease. At the lease’s inception and as of December 31, 2024, the Company expects to exercise its option to extend the lease, and therefore the period covered by this option is included in the lease term.

In May 2021, the Company entered into an agreement for office space in Cambridge, U.K. The term of this lease was for a period of 24 months, which commenced on July 1, 2021. In March 2023, the Company agreed to extend this lease until June 30, 2024. This extension was accounted for as a lease modification under ASC 842, Leases, and the ROU asset and lease liability were remeasured at the modification date. The remeasurement of the lease resulted in an increase in both the operating ROU asset and the operating lease liability of approximately $0.3 million.

In November 2021, the Company agreed to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is 39 months, which commenced on November 1, 2021. The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 3-year period at a market rate determined according to the lease. At the lease’s inception and as of December 31, 2024, the Company does not expect that it will exercise its option to extend the lease, and therefore the period covered by this option is not included in the lease term.

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

The Company considered these circumstances to be an indicator of impairment and recorded an ROU asset impairment loss of $0.2 million in 2023, which was the amount by which the carrying value of the lease ROU asset exceeded the fair value. The fair value is based on the discounted cash flows of anticipated net rental income for the office space subleased. The ROU asset impairment loss is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, the weighted-average lease term was 2.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 8.5%.

The Company incurred $0.1 million and $0.4 million in rent expense for the years ended December 31, 2024 and 2023, respectively. Sublease income was $0.1 million and $48,000 for the years ended December 31, 2024 and 2023, respectively, which was classified as a reduction in rent expense.

As of December 31, 2024, the annual future minimum lease payments due under the Company’s non-cancelable operating leases were as follows (in thousands):

	Operating Lease	Sublease	Net Operating
Year Ending December 31,	Payments	Income	Lease Payments
2025	$211	$(11)	$200
2026	194	—	194
2027	198	—	198
Total undiscounted lease payments	$603	$(11)	$592
Present value adjustment	(71)
Total operating lease liabilities	$532

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

Note 9. Stock-Based Compensation

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

2021 Plan and ESPP

The compensation committee of the Company’s board of directors adopted and the Company’s stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective in August 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of December 31, 2024, the total number of shares authorized for issuance under the 2021 Plan was 6,785,350. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of December 31, 2024, there were 1,064,225 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of December 31, 2024, no shares have been granted or purchased under the ESPP.

Stock Options

Awards with vesting conditions under both plans typically vest 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years.

The activity for stock options is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contract	Intrinsic
	Options	Exercise	Terms	Values
	Outstanding	Price	(in years)	(in thousands)
Balance as of December 31, 2023	4,586,476	$5.40	2.28	$1,060
Options granted	2,028,141	6.77
Options expired	(1,008,006)	8.26
Options forfeited	(112,789)	8.07
Options exercised	(2,676,071)	4.10		6,352
Balance as of December 31, 2024	2,817,751	$6.49	6.87	$19
Vested and expected to vest, December 31, 2024	2,817,751	$6.49	6.87	$19
Options exercisable as of December 31, 2024	829,646	$5.97	2.85	$18

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $5.56 per share and $2.25 per share, respectively.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected term (in years)	5.50 - 6.08	5.50
Expected volatility	103.7% - 105.03%	92.90%
Risk-free interest rate	3.52% - 4.32%	3.69%
Expected dividend yield	0.00%	0.00%

Restricted Stock

The Company has: (i) restricted stock awards with service conditions that vest 25% on the first anniversary of the grant date and the remainder vesting monthly over the following three years and (ii) restricted stock units (RSUs) that vest quarterly over a two and a half year period or vest 25% annually over a four year period, and (iii) RSUs with performance-based vesting conditions. The restricted stock awards are subject to repurchase by the Company at the original purchase price in the event that the award recipient’s employment or relationship is terminated prior to the shares vesting. As of December 31, 2024, all restricted stock awards were fully vested.

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

The activity for restricted stock awards and units is as follows:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at December 31, 2023	149,975	$6.03
Granted	1,233,500	7.18
Vested	(154,599)	6.14
Unvested at December 31, 2024	1,228,876	$7.17

The fair value of restricted stock awards and units vested during the years ended December 31, 2024 and 2023 was approximately $0.9 million and $0.4 million, respectively.

Modifications & Accelerations

Certain equity awards are subject to provisions in which the vesting of these awards is automatically accelerated upon the occurrence of events such as an involuntary termination in connection with a reduction in force. Further, in connection with the Company’s restructuring activities in 2023 and the U.K. headcount reduction in 2024, the Company modified the terms of certain equity awards for impacted employees including partial or full acceleration of vesting of stock options and restricted stock awards upon separation and extension of exercise periods for stock options post-separation.

As a result of: (i) the contractual acceleration and (ii) the discretionary modification of equity awards in connection with the U.K. headcount reduction in 2024, the Company recorded incremental stock-based compensation expense of $1.1 million for the year ended December 31, 2024, of which $0.9 million and $0.2 million was included in research and development expense and general and administrative expense, respectively.

As part of the restructuring plan approved by the Company’s board of directors in February 2023 and workforce reduction in October 2023, the Company recorded incremental stock-based compensation expense of $9.6 million for the year ended December 31, 2023, of which $0.9 million and $8.7 million was included in research and development expense and general administrative expense, respectively.

Stock-Based Compensation

The following table shows stock-based compensation expense for stock options, restricted stock awards, and RSUs included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expense	$3,032	$2,778
General and administrative expense	2,525	10,028
Total stock-based compensation expense	$5,557	$12,806

As of December 31, 2024, there was $9.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.5 years. Further, there was $4.0 million of unrecognized compensation cost related to unvested restricted stock awards and RSUs, which is expected to be recognized over a weighted average period of 2.2 years.

Note 10. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(73,897)	$(35,119)
Weighted-average number of shares used to compute net loss per share, basic and diluted	48,163,301	26,987,122
Net loss per share, basic and diluted	$(1.53)	$(1.30)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Common stock options	2,817,751	4,586,476
Unvested restricted stock awards and units	1,228,876	149,975
Total potentially dilutive shares	4,046,627	4,736,451

Note 11. Income Taxes

The components of net loss before tax provision from income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(67,137)	$(17,768)
United Kingdom	(6,760)	(17,351)
Total	$(73,897)	$(35,119)

The following table presents a reconciliation of the Company’s expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	$(15,518)	$(7,375)
State taxes, net of federal benefit	1	1
Acquired in-process research & development, related party	7,698	—
Stock-based compensation	588	510
Non-deductible officer compensation	575	713
Foreign rate differential	(211)	(232)
Other expenses, net	(123)	—
Tax credits	(86)	(69)
Refundable tax credit	—	(414)
Other non-deductible expenses	—	1
Research credit addback	—	1,729
Return to provision and other adjustments	—	1,049
Change in valuation allowance	7,076	4,087
Total	$—	$—

The significant components of the Company’s deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$22,725	$17,137
Research and development expenses	2,388	—
Intangible assets	1,946	1,843
Research credits	702	612
Stock-based compensation, including 162m limitations	432	1,147
Accrued compensation and benefits	303	84
Operating lease liabilities	121	38
Other expenses	13	—
Total gross deferred tax assets	28,630	20,861
Deferred tax liabilities:
Operating lease right-of-use assets	(112)	(8)
Other assets	(26)	—
Unrealized gain	—	3
Total gross deferred tax liabilities	(138)	(5)
Valuation allowance	(28,492)	(20,856)
Net deferred tax liabilities	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past profitability is not necessarily indicative of future profitability. The Company does not believe it is more likely than not that the deferred tax assets will be realized, and accordingly, the Company recorded a valuation allowance of $28.5 million and $20.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had net operating loss carryforward of approximately $23.3 million for federal income tax purposes, $68.6 million for foreign income tax purposes and $10.7 million for state income tax purposes. These may be used to offset future taxable income. The federal net operating loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2038. The Company also had research and development credits of approximately $0.6 million and $0.1 million for federal and state income taxes purposes, respectively in December 31, 2024. The federal credits may be used to offset future taxable income and will begin to expire in varying amounts in 2039. The state credits may be used to offset future taxable income and will begin to expire in varying amounts in 2036.

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

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. As of December 31, 2024 and 2023, the Company does not have any uncertain tax positions.

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

Note 12. Defined Contribution Plan

The Company has a 401(k) defined contribution plan. Participation in the plan is available to substantially all U.S.-based employees. Company contributions to the plan are discretionary.

The Company made matching contributions of up to 4% of each participating employee’s eligible compensation. For each of the years ended December 31, 2024 and 2023, total expense recognized from the 401(k) matching contributions was approximately $0.1 million in both years.

The Company also had a workplace pension contribution scheme for U.K.-based employees. For the years ended December 31, 2024 and 2023, the Company made contributions to the pension scheme of approximately $0.1 million and $0.3 million, respectively.

Note 13. Restructuring Costs

In 2024, the Company shifted its focus from developing therapeutics for neuronal excitability disorders to immune-mediated diseases. In connection with this shift, the Company ceased its operations in the U.K. and separated from seven U.K. employees in 2024.

The Company incurred restructuring costs of $3.3 million in connection with this headcount reduction, which related to severance payments, healthcare benefits, and stock-based compensation. The employees who were terminated had no requirement to provide future service beyond a minimum retention period. The costs associated with this headcount reduction were fully recognized and all of the related payments were made by December 31, 2024.

The activity in the restructuring liability for the year ended December 31, 2024 was as follows (in thousands):

Restructuring Liability
Restructuring liability as of December 31, 2023	$1,077
Restructuring costs incurred during the period	2,253
Restructuring costs paid during the period	(3,330)
Restructuring liability as of December 31, 2024	$—

A summary of the restructuring costs recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 were as follows (in thousands):

	Year Ended December 31, 2024
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
Research and development expense	$—	$1,778	$944	$2,722
General and administrative expense	—	475	161	636
Total restructuring costs	$—	$2,253	$1,105	$3,358

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

The Company incurred aggregate restructuring costs of $18.8 million in connection with these prior year restructuring activities, substantially all of which were recognized in 2023 and were fully recognized as of March 31, 2024. These costs related to severance payments, healthcare benefits and stock-based compensation. In addition, substantially all of the related restructuring payments were made by April 2024.

The activity in the restructuring liability for the year ended December 31, 2023 was as follows (in thousands):

Restructuring Liability
Restructuring liability as of December 31, 2022	$—
Severance costs incurred during the period	8,983
Severance costs paid during the period	(7,906)
Restructuring liability as of December 31, 2023	$1,077

A summary of the restructuring costs recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 were as follows (in thousands):

	Year Ended December 31, 2023
	ROU Asset Impairment	Severance and Benefits Costs	Stock-based Compensation	Total Restructuring Cost Recorded
General and administrative expense	$180	$6,089	$8,707	$14,976
Research and development expense	—	2,894	939	3,833
Total restructuring costs	$180	$8,983	$9,646	$18,809

Note 14. Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (the CODM). The Company views its operations and manages its business as one operating and reportable segment, focused on developing therapeutics for patients with immune-mediated diseases. The Company’s CODM is its chief executive officer.

Segment profit or loss is measured as net loss presented on the consolidated statements of operations and comprehensive loss. For the purpose of evaluating segment performance and allocating resources, the CODM reviews the Company’s financial information on a consolidated basis together with certain operating metrics and evaluates net loss against comparable prior periods and the Company’s annual operating plan. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

In addition to the significant expense categories included within net loss presented on the consolidated statements of operations and comprehensive loss, the following table sets forth disaggregated research and development expenses (in thousands):

	Year Ended December 31,
	2024	2023
Acquired in-process research & development, related party	$51,659	$—
Direct research and development expenses:
Budoprutug	5,982	—
Legacy programs [1]	201	6,125
Indirect research and development expenses:
Personnel expenses [2]	7,990	10,917
Other research and development expenses [3]	163	340
Research and development tax credits	—	(1,971)
Total research and development expenses	$65,995	$15,411

1 Includes expenses related to the Company's legacy product candidates ETX-123 and ETX-155.

2 Includes severance expense of $1.8 million and $2.9 million and stock-based compensation expense of $3.0 million and $2.8 million for the years ended December 31, 2024, and 2023, respectively.

3 Includes indirect expenses related to facility rent.

Note 15. Subsequent Events

Mabworks Agreement

On January 8, 2025, the Company entered into the Mabworks Agreement, pursuant to which Mabworks granted to the Company (1) an exclusive (even as to Mabworks and its affiliates), sublicensable right and license under certain patent rights and related know-how (the Licensed Intellectual Property) to develop manufacture and commercialize Mabworks’ proprietary antibodies associated with Mabworks’ proprietary antibody program, CLYM116 and products containing the Licensed Compounds (Licensed Products) outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China), (2) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to manufacture the Licensed Compounds and Licensed Products in Greater China (the Licensed Territory) and (3) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to develop the Licensed Compounds and Licensed Products in Greater China in connection with certain global clinical studies (as described below).

Under the terms of the Mabworks Agreement, the Company paid to Mabworks a $9.0 million upfront payment, and the Company is obligated to pay a total of up to $30.0 million upon the achievement of certain development and regulatory milestones pertaining to the first indication for a Licensed Product, additional lower amounts upon the achievement of certain development and regulatory milestones pertaining to up to two additional indications for a Licensed Product and a total of up to $832 million upon the achievement of certain commercial milestones for all Licensed Products. In addition, the Company is also obligated to pay Mabworks tiered royalties in the low-to mid-single-digit percentages on aggregate annual net sales of all Licensed Products in the Licensed Territory.

The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis from the date of the first commercial sale in such country until the latest of: (i) the expiration of the last valid claim on the Licensed Intellectual Property covering the composition of matter of the Licensed Compound in such Licensed Product in such country; and (ii) ten years following the first commercial sale of such Licensed Product in such country (each, a “Royalty Term”). The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances. In the event that the Company grants sublicenses under the Licensed Intellectual Property, the Company will be obligated to pay Mabworks a percentage, in the mid-single-digits to low-double-digits, of certain consideration received under such sublicenses.

The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize a Licensed Product in the U.S. The Company has also granted Mabworks a right of first refusal to develop and commercialize in the China Territory any product the Company controls that contains an antibody directed to tumor necrosis factor ligand superfamily member 13 (APRIL). Mabworks has agreed not to exploit in the Licensed Territory any product that is directed to APRIL during the term of the Mabworks Agreement. The Mabworks Agreement also contains a mechanism for the parties to collaborate on global clinical studies in the future, where the Company has a right to perform clinical studies in Greater China with Mabworks’ approval in the event that Mabworks elects not to participate in such global clinical studies.

Unless earlier terminated, the Mabworks Agreement will expire on the expiration of the last to expire Royalty Term. Either party may terminate the Mabworks Agreement for the other party’s material breach, following a customary notice and cure period, or insolvency. Additionally, the Company may terminate the Mabworks Agreement for any reason upon 60 days written notice to Mabworks.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief operating officer (our principal financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer and chief operating officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on our evaluation, our chief executive officer and chief operating officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective as of December 31, 2024, because of the unremediated material weaknesses in our internal control over financial reporting described below.

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
•
Continued to design and implement improved policies, processes, and internal controls, including senior management review and audit committee oversight, to achieve complete, accurate and timely financial accounting, reporting and disclosures;
•
Continued to implement and formalize policies, processes, and internal controls to identify and assess complex accounting transactions and other technical accounting and financial reporting matters; and
•
Implemented financial systems to improve segregation of duties and controls and reliability of system generated data.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) (Rule 10b5-1 Trading Plan) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended December 31, 2024 (the Proxy Statement) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our code of business conduct and ethics is available under the Corporate Governance section of our website at climbbio.com. If we make any substantive amendments to the code of business conduct and ethics or grant any waiver from a provision of the code of business conduct and ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

(1) Financial Statements. The following consolidated financial statements of Climb Bio, Inc., together with the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K are included on the following pages:

(2) Financial Statement Schedules. None.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among the Company, Tango Merger Sub, Inc,. Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas	8-K	001-40708	2.1	April 11, 2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant as amended	10-Q	001-40708	3.1	November 12, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40708	3.2	October 2, 2024

4.1*	Form of common stock certificate of the Registrant.

4.2	Amended and Restated Investor Rights Agreements, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto	S-1	333-257980	10.1	August 2, 2021

4.3*	Description of Securities

10.1+*	2021 Equity Incentive Plan.

10.2+*	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.

10.3+*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.

10.4+*	2021 Employee Stock Purchase Plan.

10.5+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-257980	10.8	August 2, 2021

10.6	Registration Rights Agreement, dated April 10, 2024, by and among the Registrant and the persons party thereto.	8-K	001-40708	10.5	April 11, 2024

10.7+	Offer Letter, dated June 12, 2024, between the Registrant and Aoife Brennan	8-K	001-40708	10.1	June 12,2024

10.8†	Asset Purchase Agreement, dated as of January 4, 2024, by and between Tenet Medicines, Inc., Acelyrin, Inc. and WH2, LLC	8-K	001-40708	10.1	June 27, 2024

10.9†	Amended and Restated License Agreement, dated as of January 11, 2024, by and between Tenet Medicines, Inc. and Cancer Research Technology Limited	8-K	001-40708	10.2	June 27, 2024

10.10†	Cell Line Development, Manufacturing Services and License Agreement, effective as of February 9, 2021 by and between Valenza Bio, Inc. and ProBioGen, Inc.	8-K	001-40708	10.3	June 27, 2024

10.11+	Offer Letter, dated July 31, 2024 between the Registrant and Brett Kaplan, M.D.	8-K	001-40708	10.1	August 26, 2024

10.12+	Consulting Agreement, dated June 27, 2024, between the Registrant and Stephen Thomas	10-Q	001-40708	10.1	November 12, 2024

10.13+	Amendment to Consulting Agreement, dated November 1, 2024, between the Registrant and Stephen Thomas	10-Q	001-40708	10.2	November 12, 2024

10.14*†	Technology Transfer and Exclusive License Agreement, dated January 8, 2025, by and between the Registrant and Beijing Mabworks Biotech Co., Ltd.

19.1*	Insider Trading Policy

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy.	10-K	001-40708	97.1	March 28, 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Climb Bio, Inc.

Date: March 25, 2025	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Aoife Brennan	President and Chief Executive Officer	March 25, 2025
Aoife Brennan, M.B., Ch.B.	(Principal Executive Officer)

/s/ Brett Kaplan	Chief Operating Officer	March 25, 2025
Brett Kaplan, M.D.	(Principal Financial Officer)

/s/ Emily Pimblett	SVP Finance and Chief Accounting Officer	March 25, 2025
Emily Pimblett	(Principal Accounting Officer)

/s/ Douglas E. Williams	Director	March 25, 2025
Douglas E. Williams, Ph.D.	(Chairman)

/s/ Andrew Levin	Director	March 25, 2025
Andrew Levin, M.D., Ph.D.

/s/ Judith Dunn	Director	March 25, 2025
Judith Dunn, Ph.D.

/s/ Adam Rosenberg	Director	March 25, 2025
Adam Rosenberg

/s/ Simon Tate	Director	March 25, 2025
Simon Tate

/s/ Stephen Thomas	Director	March 25, 2025
Stephen Thomas, Ph.D.