Form 10-Q
period 2025-03-31
Climb Bio, Inc.
filed 2025-05-14
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 67,575,767 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Quarterly Report on Form 10-Q particularly in the “Risk Factor Summary” below and in Part II, Item 1A, “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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
•
We have fourteen pending U.S. provisional patent applications with respect to budoprutug and one exclusive in-license Patent Cooperation Treaty (PCT) international application with respect to CLYM116. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Climb Bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$29,020	$87,229
Short-term marketable securities	69,042	63,690
Prepaid expenses and other current assets	2,218	3,953
Total current assets	$100,280	$154,872
Operating lease right-of-use assets	451	490
Long-term marketable securities	99,783	61,610
Other long-term assets	226	215
Total assets	$200,740	$217,187
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$777	$705
Accrued expenses and other current liabilities	6,104	4,069
Operating lease liabilities	155	157
Total current liabilities	$7,036	$4,931
Operating lease liabilities, net of current portion	319	375
Total liabilities	$7,355	$5,306
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value per share, 250,000,000 shares authorized; 67,575,767 and 67,255,434 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	443,749	441,727
Accumulated other comprehensive income	286	23
Accumulated deficit	(250,657)	(229,876)
Total stockholders’ equity	$193,385	$211,881
Total liabilities and stockholders’ equity	$200,740	$217,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	17,327	1,091
General and administrative	5,691	1,914
Total operating expenses	23,018	3,005
Loss from operations	(23,018)	(3,005)
Other income (expense):
Foreign currency loss	(50)	(33)
Interest income, net	2,287	1,341
Total other income	2,237	1,308
Net loss	$(20,781)	$(1,697)
Net loss per share, basic and diluted	$(0.31)	$(0.06)
Weighted-average number of shares used to compute net loss per share, basic and diluted	67,462,450	27,638,528

Comprehensive loss:
Net loss	$(20,781)	$(1,697)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax of $0	263	2
Comprehensive loss	$(20,518)	$(1,695)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	27,626,435	$3	$263,577	$(2)	$(155,979)	$107,599
Vesting of restricted stock awards and units	24,579	—	—	—	—	—
Exercise of stock options	10,999	—	15	—	—	15
Stock-based compensation	—	—	465	—	—	465
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—		—	(1,697)	(1,697)
Balance as of March 31, 2024	27,662,013	$3	$264,057	$—	$(157,676)	$106,384

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	67,255,434	$7	$441,727	$23	$(229,876)	$211,881
Vesting of restricted stock units	320,333	—	—	—	—	—
Stock-based compensation	—	—	2,022	—	—	2,022
Other comprehensive income	—	—	—	263	—	263
Net loss	—	—	—	—	(20,781)	(20,781)
Balance as of March 31, 2025	67,575,767	$7	$443,749	$286	$(250,657)	$193,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,781)	$(1,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,022	465
Non-cash operating lease expense	39	88
Accretion of discounts and amortization of premiums on investments, net	(669)	(63)
Foreign currency gain from remeasurement	24	28
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,893	216
Long-term assets	(10)	15
Accounts payable	72	20
Accrued expenses and other liabilities	2,035	(745)
Operating lease liabilities	(59)	(124)
Long-term liabilities	—	(22)
Net cash used in operating activities	$(15,434)	$(1,819)
Cash flows from investing activities:
Purchase of marketable securities	(58,751)	—
Proceeds from maturities of marketable securities	16,000	13,751
Net cash (used in) provided by investing activities	$(42,751)	$13,751
Cash flows from financing activities:
Proceeds from exercise of stock options	—	15
Net cash provided by financing activities	$—	$15
Effect of exchange rate changes on cash	(24)	(28)
Net change in cash and cash equivalents	$(58,209)	$11,919
Cash and cash equivalents at beginning of period	87,229	93,112
Cash and cash equivalents at end of period	$29,020	$105,031
Supplemental disclosure of cash flow information:
Cash paid for leases included in operating cash outflows	$69	$133
Supplemental disclosure of non-cash investing and financing activities:
Deferred transaction costs accrued but not yet paid	$—	$952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Organization and Summary of Significant Accounting Policies

Organization

Climb Bio, Inc. (the Company), is a clinical-stage biotechnology company developing therapeutics for patients with immune-mediated diseases. The Company’s pipeline includes budoprutug and CLYM116.

Budoprutug is an anti-CD19 monoclonal antibody designed to treat a broad range of B-cell mediated diseases. The Company is currently developing budoprutug for the treatment of primary membranous nephropathy, immune thrombocytopenia, and systemic lupus erythematosus. CLYM116 is an anti-APRIL (A Proliferation-Inducing Ligand) monoclonal antibody currently being developed for the treatment of immunoglobin A nephropathy (IgAN). The Company was incorporated on October 18, 2018 in Delaware, and its corporate headquarters are in Massachusetts.

On June 27, 2024, the Company completed its acquisition of Tenet Medicines, Inc. (the Acquisition). In connection with the closing of the Acquisition, the Company issued and sold 31,238,282 shares of its common stock at a price of $3.84 per share in a private placement to several accredited institutional investors (the Private Placement). The Company received aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting offering costs of $0.3 million. For additional information on the Acquisition and Private Placement, please refer to Note 2, Asset Acquisition and Private Placement with a Related Party, in these unaudited condensed consolidated financial statements.

On January 8, 2025, the Company entered into a technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks), for rights to develop and commercialize CLYM116 for all indications worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China). For additional information on the Mabworks Agreement, please refer to Note 5, License Agreements, in these unaudited condensed consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2025, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements as of and for the year ended December 31, 2024, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the condensed results of its operations as of the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The condensed results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $250.7 million as of March 31, 2025 and expects to incur additional losses from operations in the future.

In March 2025, the Company entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which the Company may offer and sell shares of its common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.35 million in an at the market offering. During the three months ended March 31, 2025, the Company did not issue and sell any shares of its common stock pursuant to the Distribution Agreement.

The Company believes the available cash, cash equivalents and marketable securities of $197.8 million as of March 31, 2025 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements, and the Company anticipates that it will need to raise substantial financing in the future to fund its operations.

The Company may finance future cash needs through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to the accrual of research and development expenses and the valuation of stock-based awards. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash is held by one financial institution in the United States (U.S.) and one financial institution in the United Kingdom (U.K.). The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation’s and Financial Services Compensation Scheme’s, respectively, insured limits. As of March 31, 2025, the Company had investments in money market funds and marketable securities, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through March 31, 2025, and the date of this filing, the Company has not experienced any losses on such investments.

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

Segments

The Company has one operating and reportable segment. Financial information about the Company’s operating segment and the evaluation of segment results is discussed further in Note 9, Segments, to these unaudited condensed consolidated financial statements.

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

There were no transfers into or out of Level 3 for any of the periods presented.

The Company’s fair value measurements as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$28,179	$—	$28,179
Marketable securities:
U.S. Treasury securities	54,016	—	54,016
Corporate bonds	—	102,317	102,317
U.S. government agency debt securities	—	12,492	12,492
Total marketable securities	54,016	114,809	168,825
Total assets	$82,195	$114,809	$197,004

	December 31, 2024
	Level 1	Level 2	Balance
Assets:
Cash equivalents:
Money market funds	$85,612	$—	$85,612
Marketable securities:
U.S. Treasury securities	54,307	—	54,307
Corporate bonds	—	67,492	67,492
U.S. government agency debt securities	—	3,501	3,501
Total marketable securities	54,307	70,993	125,300
Total assets	$139,919	$70,993	$210,912

Summary of Significant Accounting Policies

There have been no revisions in the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 (ASU 2023-07), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included in a segment’s reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment’s profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on December 31, 2024, and applied the amendments retrospectively to all prior periods presented in these unaudited condensed consolidated financial statements (see Note 9, Segments, to these unaudited condensed consolidated financial statements).

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

In November 2024, the FASB issued ASU 2024-03 (ASU 2024-03), Disaggregation of Income Statement Expenses, which requires additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The provisions of ASU 2024-03 are effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the three months ended March 31, 2025. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Note 2. Asset Acquisition and Private Placement with a Related Party

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

Basis of Presentation

In accordance with the ASC Topic 805, Business Combinations, the Company first evaluated the initial screen test to determine if substantially all of the fair value of the gross assets acquired of Tenet was concentrated in a single asset or a group of similar assets. The Company concluded that substantially all of the fair value of the gross assets being acquired of Tenet was concentrated in the in-process research and development (IPR&D) related to the budoprutug asset. Accordingly, the Company accounted for the Acquisition as an asset acquisition.

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

Purchase Price Allocation

The following is the allocation of the purchase consideration for the Acquisition based on the fair value of the net assets acquired by the Company (in thousands):

Assets acquired
In-process research and development	$51,659
Cash and cash equivalents	1,204
Prepaid expenses and other current assets	1,861
Total assets acquired	$54,724
Liabilities assumed
Accounts payable	(1,603)
Accounts payable, related party	(101)
Accrued expenses and other current liabilities	(192)
Accrued expenses, related party	(76)
Total liabilities assumed	$(1,972)
Net assets acquired	$52,752

3. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Corporate bonds	$42,200	$18	$(4)	$42,214
U.S. Treasury securities	26,811	21	(4)	26,828
Total short-term marketable securities	$69,011	$39	$(8)	$69,042
Long-term marketable securities:
Corporate bonds	$59,961	$148	$(6)	$60,103
U.S. Treasury securities	27,068	120	—	27,188
U.S. government agency debt securities	12,499	2	(9)	12,492
Total long-term marketable securities	$99,528	$270	$(15)	$99,783

	December 31, 2024

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities:
Corporate bonds	$33,519	$23	$(5)	$33,537
U.S. Treasury securities	30,130	27	(4)	30,153
Total short-term marketable securities	$63,649	$50	$(9)	$63,690
Long-term marketable securities:
Corporate bonds	$33,982	$16	$(43)	$33,955
U.S. Treasury securities	24,146	23	(15)	24,154
U.S. government agency debt securities	3,500	1	—	3,501
Total long-term marketable securities	$61,628	$40	$(58)	$61,610

The Company’s corporate bonds and U.S. Treasury securities, which are designated as short-term marketable securities, have a contractual maturity date that is equal to or less than one year from the respective balance sheet date.

The Company’s corporate bonds, U.S. Treasury securities, and U.S. government agency debt securities, which are designated as long-term marketable securities, have a contractual maturity date that is more than one year from the respective balance sheet date.

The unrealized losses on the Company’s available-for-sale securities as of March 31, 2025 and December 31, 2024 were not material and were caused by fluctuations in market values and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2025 and December 31, 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.

The Company excludes accrued interest from both the fair value and the amortized cost basis of its available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company presents the accrued interest receivable balance in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable related to marketable securities as of March 31, 2025 and December 31, 2024 was $1.3 million and $0.8 million, respectively.

Investments in a continual unrealized loss position for less than 12 months consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
	Fair Value	Fair Value
Corporate bonds	$12,593	$23,375
U.S. government agency debt securities	8,991	—
U.S. Treasury securities	6,406	13,079
Total available-for-sale securities	$27,990	$36,454

The Company did not have any investments in a continual unrealized loss position for greater than 12 months as of March 31, 2025 and December 31, 2024.

4. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Investment interest receivable	$1,366	$1,119
Prepaid expenses	622	722
Prepaid research and development deposits and expenses	116	1,856
Other assets	114	256
Total prepaid expenses and other current assets	$2,218	$3,953

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$3,662	$1,237
Accrued payroll expenses	1,442	1,997
Other accrued expenses and current liabilities	1,000	835
Total accrued expenses and other current liabilities	$6,104	$4,069

5. License Agreements

Agreements Related to Budoprutug

As a result of the Acquisition, the following legacy Tenet agreements effectively became agreements of the Company.

Acelyrin Asset Purchase Agreement

On January 11, 2024, Tenet entered into an asset purchase agreement (the Asset Purchase Agreement) with Acelyrin, Inc. (Acelyrin) and WH2, LLC, which was subsequently transferred to the Company by operation of law upon the closing of the Acquisition, providing for the acquisition of certain assets of Acelyrin related to budoprutug, including certain assigned contracts. Under these assigned contracts, the Company received worldwide license (with the right to sublicense) rights to develop, manufacture, use and commercialize budoprutug for any non-oncology indication and assumed certain liabilities of Acelyrin.

In addition, the Company inherited the rights and obligations, including financial obligations, under the CRH Agreement (as defined below) and the ProBioGen Agreement (as defined below). In consideration for the license and other rights the Company received under the Asset Purchase Agreement, the Company is obligated to (i) make total payments of up to $157.5 million to Acelyrin upon the achievement of various development, regulatory and commercial milestones, (ii) pay royalties in the single-digit percentages, subject to specified reductions, to Acelyrin on worldwide net sales in a given calendar year, and (iii) make non-refundable and non-creditable payments to Acelyrin on sublicense income with rates ranging from the low single digit to mid-teen percent depending on the stage of development of the most advanced licensed product incorporating or comprising budoprutug at the time of such sublicense.

As of March 31, 2025, the Company has not recognized milestone payments under the Asset Purchase Agreement as the underlying milestones were not achieved and are not assessed as probable.

CRH Agreement

In connection with the Asset Purchase Agreement, in January 2024 Tenet was assigned a license agreement with Cancer Research Technology Limited (CRH) and, in connection with such assignment, Tenet entered into an amended and restated license agreement with CRH (the CRH Agreement) which was subsequently transferred to the Company by operation of law upon the closing of the Acquisition. The CRH Agreement granted the Company a worldwide exclusive license (other than specified patent rights and materials, which are licensed to the Company on a non-exclusive basis) to research, develop, test, manufacture or sell certain licensed products related to budoprutug, for all therapeutic uses except for oncology indications. The Company is permitted to grant a sublicense under these licenses with CRH’s prior written consent.

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date and up to an aggregate of £106.8 million ($138.1 million) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales.

The Company is also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue.

As of March 31, 2025, the Company has not recognized milestone payments under the CRH Agreement as the underlying milestones were not achieved and are not assessed as probable.

ProBioGen Agreement

Under the Asset Purchase Agreement, Tenet was assigned a cell line development, manufacturing services and license agreement (the ProBioGen Agreement) originally entered into by ValenzaBio, Inc. and ProBioGen AG (ProBioGen) in February 2021, which was subsequently transferred to the Company by operation of law upon the closing of the Acquisition.

The ProBioGen Agreement granted the Company a non-exclusive license to use cell lines in which ProBioGen’s proprietary technology is applied to research, develop, manufacture, use, sell, offer to sell, import or export budoprutug. This license includes a non-exclusive sublicense by ProBioGen of certain third-party patent rights, limited to the use of budoprutug.

The Company is obligated to (i) make payments of up to €10.0 million ($10.8 million) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($7.6 million) upon the achievement of certain sales milestones.

If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.1 million).

As of March 31, 2025, the Company has not recognized milestone payments under the ProBioGen Agreement as the underlying milestones were not achieved and are not assessed as probable.

Agreement Related to CLYM116

Mabworks Technology Transfer and Exclusive License Agreement

On January 8, 2025, the Company entered into the Mabworks Agreement, pursuant to which Mabworks granted to the Company (i) an exclusive (even as to Mabworks and its affiliates), sublicensable right and license under certain patent rights and related know-how (the Licensed Intellectual Property) to develop manufacture and commercialize Mabworks’ proprietary antibodies associated with Mabworks’ proprietary antibody program, CLYM116 and products containing CLYM116 (Licensed Products) outside of Greater China, (ii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to manufacture CLYM116 and Licensed Products in Greater China (the Licensed Territory) and (iii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to develop CLYM116 and Licensed Products in Greater China in connection with certain global clinical studies (as described below).

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

The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis from the date of the first commercial sale in such country until the latest of: (i) the expiration of the last valid claim on the Licensed Intellectual Property covering the composition of matter of CLYM116 in such Licensed Product in such country; and (ii) ten years following the first commercial sale of such Licensed Product in such country (each, a Royalty Term).

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

The Mabworks Agreement was accounted for as an asset acquisition, and the upfront payment of $9.0 million and direct transaction costs of $0.1 million were included in research and development expenses in the condensed consolidated statement of operations for the three months ended March 31, 2025.

As of March 31, 2025, the Company has not recognized milestone payments under the Mabworks Agreement as the underlying milestones were not achieved and are not assessed as probable.

6. Commitments and Contingencies

Facility Leases

The Company leases office space in the U.S. under non-cancelable operating leases.

In October 2024, the Company agreed to lease approximately 4,000 square feet of office space in Wellesley Hills, Massachusetts. The term of this lease is 24 months, which commenced on November 1, 2024.

The lease contains rent escalation clauses and an option to extend the term of the lease for an additional 12-month period at a market rate determined according to the lease. At the lease’s inception and as of March 31, 2025, the Company expects to exercise its option to extend the lease, and therefore the period covered by this option is included in the lease term.

As of March 31, 2025, the remaining lease term was 2.8 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 8.5%.

In November 2021, the Company agreed to lease approximately 5,000 square feet of office space in Bellevue, Washington. The term of this lease is 39 months, which commenced on November 1, 2021 and ended on January 31, 2025. In July 2023, the Company entered into a non-cancellable sublease agreement for the Bellevue office space, under the terms of which the Company is entitled to receive $0.2 million in lease payments over the term of the sublease, which commenced in July 2023 and ended concurrently with the original lease in January 2025.

For the three months ended March 31, 2025 and 2024, the Company incurred $38,000 and $0.1 million in rent expense, respectively. Sublease income was $11,000 for the three months ended March 31, 2025, which was classified as a reduction in rent expense.

As of March 31, 2025, the annual future minimum lease payments due under the Company’s non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending December 31,	Lease Payments
2025 (remaining 9 months)	$142
2026	194
2027	198
Total undiscounted lease payments	$534
Present value adjustment	(60)
Total operating lease liabilities	$474

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of the date of these unaudited condensed consolidated financial statements, the Company is not party to any material legal matters or claims.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has entered into indemnification agreements with its directors and officers that require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is immaterial.

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

2021 Plan and ESPP

The compensation committee of the Company’s board of directors adopted and the Company’s stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (the ESPP), which became effective in August 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants are eligible to receive awards under the 2021 Plan. Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Option awards granted typically have 10-year terms measured from the option grant date. As of March 31, 2025, the total number of shares authorized for issuance under the 2021 Plan was 10,148,121. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1st.

The ESPP allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. As of March 31, 2025, there were 2,132,339 shares of common stock reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

As of March 31, 2025, no shares had been granted or purchased under the ESPP.

2025 Inducement Plan

In March 2025, the Company’s board of directors adopted the 2025 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 1,250,000 shares of its common stock. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). The plan was not adopted by the Company’s stockholders and will be administered by the Company’s board of directors.

As of March 31, 2025, no shares had been granted under the Inducement Plan.

Stock Options

Awards with vesting conditions under all three plans typically vest 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years.

The activity for stock options is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contract	Intrinsic
	Options	Exercise	Terms	Values
	Outstanding	Price	(in years)	(in thousands)
Balance as of December 31, 2024	2,817,751	$6.49	6.87	$19
Options granted	3,009,196	1.80
Options expired	(40,000)	7.87
Options forfeited	(225,000)	7.58
Balance as of March 31, 2025	5,561,947	$3.90	8.60	$—
Vested and expected to vest, March 31, 2025	5,561,947	$3.90	8.60	$—
Options exercisable as of March 31, 2025	804,776	$5.86	2.50	$—

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock as of the respective period-end dates. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025 was $1.50 per share. There were no grants for the three months ended March 31, 2024.

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

The fair value of the Company’s stock option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2025. There were no grants for the three months ended March 31, 2024.

Three Months Ended
March 31, 2025
Expected term (in years)	5.77 - 6.08
Expected volatility	105.01% - 108.04%
Risk-free interest rate	4.01% - 4.66%
Expected dividend yield	0.00%

RSUs

The Company has granted: (i) RSUs that vest quarterly over a two and a half year period or vest 25% annually over a four year period and (ii) RSUs with performance-based vesting conditions.

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

The activity for RSUs is as follows:

		Weighted-Average Grant-Date Fair
	Number of Shares	Value
Unvested at December 31, 2024	1,228,876	$7.17
Vested	(320,333)	7.28
Unvested at March 31, 2025	908,543	$7.13

The fair value of restricted stock awards and RSUs vested during the three months ended March 31, 2025 and 2024 was approximately $0.5 million and $0.1 million, respectively.

Stock-Based Compensation

The following table sets forth stock-based compensation expense for stock options, restricted stock awards, and RSUs included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$906	$269
General and administrative expense	1,116	196
Total stock-based compensation expense	$2,022	$465

As of March 31, 2025, there was $12.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.4 years. Further, there was $2.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.

8. Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(20,781)	$(1,697)
Weighted-average number of shares used to compute net loss per share, basic and diluted	67,462,450	27,638,528
Net loss per share, basic and diluted	$(0.31)	$(0.06)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Common stock options	5,561,947	4,261,527
Unvested restricted stock awards and units	908,543	188,396
Total potentially dilutive shares	6,470,490	4,449,923

9. Segments

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

In addition to the significant expense categories included within net loss presented on the unaudited condensed consolidated statements of operations and comprehensive loss, the following table sets forth disaggregated research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct research and development expenses:
CLYM116 [1]	$9,120	$—
Budoprutug	6,141	—
Legacy and cross-program expenses [2]	299	74
Indirect research and development expenses:
Personnel expenses	1,757	943
Other research and development expenses [3]	10	74
Total research and development expenses	$17,327	$1,091

1 Represents the upfront payment and the associated direct transaction costs incurred in connection with the Mabworks Agreement.

2 Includes direct expenses related to the Company's legacy product candidates ETX-123 and ETX-155 and direct cross-program expenses.

3 Includes indirect expenses related to facility rent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 25, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Climb Bio, Inc. and its wholly owned subsidiaries.

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

Our cornerstone product candidate, budoprutug, is a clinical-stage anti-CD19 monoclonal antibody (mAb) which has the potential to address a broad range of B-cell mediated diseases. Budoprutug is designed to deplete CD19-positive B cells, including antibody secreting cells (plasma blasts), in order to directly reduce pathogenic autoantibodies. This reduction of autoantibodies has the potential to be a disease-modifying approach in the treatment of immune-mediated diseases. We believe we are well-positioned to advance budoprutug across three distinct opportunity sets in immune-mediated disease: primarily IgG4-mediated diseases, primarily single organ IgG1-3 mediated diseases and complex systemic diseases.

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

In March 2025, we received clearance from the U.S. Food and Drug Administration (FDA) for a Phase 2, dose range finding clinical trial of budoprutug in pMN. Budoprutug was previously evaluated in a Phase 1b clinical trial in pMN, the results of which suggest that budoprutug may offer the opportunity to induce remission of pMN in patients with moderate to severe disease. In that clinical trial, three out of five patients (60%) that received four doses of budoprutug and completed at least 48-weeks of follow-up achieved a complete remission of proteinuria, an important clinical endpoint in pMN. Notably, the FDA has granted budoprutug orphan drug designation for the treatment of pMN. We are advancing our Phase 2 clinical trial of budoprutug in pMN and anticipate dosing our first patient in the second half of 2025. Separately, in March 2025, we received clearance from the FDA for our investigational new drug (IND) application to evaluate budoprutug in a Phase 1b/2a clinical trial in ITP. In parallel, we are also pursuing regulatory clearance outside the United States for this clinical trial. We are in the process of activating sites in the Phase 1b/2a clinical trial and anticipate enrolling our first patient in the first half of 2025. Following the receipt of clearance in October 2024 from the FDA for our IND to evaluate budoprutug in a Phase 1b clinical trial in SLE, we are also pursuing regulatory clearance outside the United States for this clinical trial. We are in the process of activating sites for our Phase 1b clinical trial in SLE and anticipate enrolling our first patient in the first half of 2025. Each of these clinical trials of budoprutug in pMN, ITP and SLE will be conducted using an intravenous (IV) formulation of budoprutug. In parallel, we are advancing a subcutaneous formulation of budoprutug, which may provide the opportunity for a patient-tailored approach to treatment. We anticipate obtaining additional preclinical data for the subcutaneous formulation in the first half of 2025 and we currently plan to initiate a Phase 1 clinical trial in healthy volunteers with the subcutaneous formulation in the second half of 2025.

In addition to budoprutug, we are also developing CLYM116, a preclinical stage anti-APRIL (A Proliferation-Inducing Ligand) mAb for patients with IgA nephropathy (IgAN) and other B-cell mediated diseases. CLYM116 utilizes a novel mechanism of action to prevent APRIL signaling, potently blocking binding of APRIL to its receptors and also promoting lysosomal APRIL degradation via a pH-dependent bind-and-release design. Through its unique binding profile, CLYM116 has the potential to enable more rapid, deep and durable inhibition of APRIL signaling. We are currently evaluating CLYM116 in IND-enabling studies. We expect to report preclinical data from the program in the second half of 2025, and we anticipate submitting an IND or clinical trial application for a Phase 1 clinical trial of CLYM116 in IgAN in the second half of 2025.

Previously, we focused primarily on developing novel therapies for neuronal excitability disorders to address unmet needs in psychiatry, epilepsy, chronic pain, and other disorders of the peripheral and central nervous systems, and our lead program was ETX-123, a Kv7.2/3 potassium channel opener. ETX-123 was designed to harness the efficacy of the Kv7.2/3 channel mechanism while attempting to improve the safety and tolerability relative to earlier molecules, based on our insights into the mechanisms of toxicity and the potency and selectivity profile. In July 2023, we made the determination to pause further development of our Kv7 program, and we continue to evaluate our Kv7 program, including seeking a partner for further development.

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $20.8 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $250.7 million and $229.9 million as of March 31, 2025 and December 31, 2024, respectively.

Since our inception, we have primarily funded our operations with an aggregate of $328.0 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering of our common stock, and the sale and issuance of shares in a private placement of our common stock that was completed in June 2024. We had cash, cash equivalents and marketable securities of $197.8 million and $212.5 million as of March 31, 2025 and December 31, 2024, respectively. Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate significant revenue from product sales, we may finance our operations through equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all.

If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue any future development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, resulting from increased volatility in the trading prices for shares in the biopharmaceutical industry, or otherwise. Further, imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries, could adversely affect global economies, financial markets and the overall environment in which we do business, as further described in Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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

Mabworks Agreement

On January 8, 2025, we entered into a technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks) for rights to develop and commercialize CLYM 116 in the territory outside of Greater China. Under the terms of the Mabworks Agreement, we made an upfront cash payment of $9.0 million to Mabworks, and we will be required to make certain additional payments upon the achievement of specified development, regulatory and commercial milestones, and to pay low- to mid-single digit tiered royalties on net sales outside of Greater China. The Mabworks Agreement was accounted for as an asset acquisition and the upfront payment was included in research and development expenses in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist of direct and indirect costs incurred in connection with our discovery efforts, preclinical studies, expenses incurred under our intellectual property licenses, and clinical trial activities related to our pipeline, including budoprutug, CLYM116 and our previous product candidates ETX-123 and ETX-155.

Our direct research and development expenses include:

•
expenses incurred in connection with research, laboratory consumables and preclinical and clinical trial activities;
•
the cost to manufacture drug products for use in our preclinical studies and clinical trials;
•
expenses incurred under our intellectual property licenses; and
•
consulting fees.

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

The following table sets forth our disaggregated research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct research and development expenses:
CLYM116 [1]	$9,120	$—
Budoprutug	6,141	—
Legacy and cross-program expenses [2]	299	74
Indirect research and development expenses:
Personnel expenses	1,757	943
Other research and development expenses [3]	10	74
Total research and development expenses	$17,327	$1,091

1 Represents the upfront payment and the associated direct transaction costs incurred in connection with the Mabworks Agreement.

2 Includes expenses related to our legacy product candidates ETX-123 and ETX-155 and direct cross-program expenses.

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
•
the impact of inflationary pressures on salaries and wages, and costs of goods and transportation expenses, including the imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries (as further described Part II, Item 1A, “Risk Factors” of this Quarterly Report), among other things;
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

We expect that our general and administrative expenses will increase for the foreseeable future as we continue to increase our general and administrative headcount to support our growth strategy and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally.

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

Results of Operations

The following table sets forth our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$17,327	$1,091	$16,236	1488.2%
General and administrative	5,691	1,914	3,777	197.3%
Total operating expenses	23,018	3,005	20,013	666.0%
Loss from operations	(23,018)	(3,005)	(20,013)	666.0%
Other income (expense):
Foreign currency loss	(50)	(33)	(17)	51.5%
Interest income, net	2,287	1,341	946	70.5%
Total other income	2,237	1,308	929	71.0%
Net loss	$(20,781)	$(1,697)	$(19,084)	1124.6%

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

Operating Expenses

Research and Development

Research and development expenses increased from $1.1 million for the three months ended March 31, 2024 to $17.3 million for the three months ended March 31, 2025. The increase was due to (i) an increase of $15.5 million in direct research and development expenses, driven primarily by the upfront payment and the associated direct transaction costs of $9.1 million incurred in connection with the Mabworks Agreement and $6.1 million of expenses incurred during the period related to our budoprutug program and (ii) an $0.8 million increase in personnel-related expenses from increased headcount. This increase was partially offset by a $0.1 million decrease in facility rent.

General and Administrative

General and administrative expenses increased from $1.9 million for the three months ended March 31, 2024 to $5.7 million for the three months ended March 31, 2025. The increase was due to (i) a $2.1 million increase in other general and administrative expenses, largely due to an increase in consulting fees, legal expenses, and human resources costs and (ii) a $1.7 million increase in personnel-related expenses from increased headcount.

Other Income (Expense)

Foreign Currency Loss

Foreign currency loss increased from a $33,000 loss for the three months ended March 31, 2024 to a $50,000 loss for the three months ended March 31, 2025. The increase in loss was driven primarily by unfavorable changes in foreign currency exchange rates for the three months ended March 31, 2025.

Interest Income, net

Interest income, net increased from $1.3 million for the three months ended March 31, 2024 to $2.3 million for the three months ended March 31, 2025, which was driven by an increase in investment income due to an increase in marketable securities in the current period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with an aggregate of $328.0 million in net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering of our common stock and the sale and issuance of shares of our common stock in a private placement in June 2024. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $197.8 million and $212.5 million, respectively, and an accumulated deficit of $250.7 million and $229.9 million, respectively.

In March 2025, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which we may offer and sell shares of our common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.35 million in an at the market offering. During the three months ended March 31, 2025, we did not issue and sell any shares of our common stock pursuant to the Distribution Agreement.

Funding Requirements

We believe our cash, cash equivalents and marketable securities of $197.8 million as of March 31, 2025 will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
the impact of inflationary pressures on salaries and wages, and costs of goods and transportation expenses, including the imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries (as further described Part II, Item 1A, “Risk Factors” of this Quarterly Report), among other things;
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

Cash Flows

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(15,434)	$(1,819)
Net cash (used in) provided by investing activities	(42,751)	13,751
Net cash provided by financing activities	—	15

Operating activities

For the three months ended March 31, 2025, net cash used in operating activities was $15.4 million. This consisted of a net loss of $20.8 million, partially offset by: (i) $1.5 million in non-cash charges primarily related to stock-based compensation expense and (ii) changes in our operating assets and liabilities that resulted in a net increase of cash of $3.9 million.

For the three months ended March 31, 2024, net cash used in operating activities was $1.8 million. This consisted primarily of a net loss of $1.7 million and changes in our operating assets and liabilities that resulted in a net decrease in cash of $0.6 million. The decrease in cash was partially offset by total non-cash adjustments of $0.5 million that primarily related to stock-based compensation expense.

Investing activities

For the three months ended March 31, 2025, net cash used in investing activities was $42.8 million. This consisted of purchases of $58.8 million of marketable securities, partially offset by $16.0 million in proceeds received from maturities of marketable securities.

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

As discussed further in Note 6 in our unaudited condensed consolidated financial statements, we entered into a non-cancellable lease agreement for office space in Wellesley Hills, Massachusetts in October 2024 for a period of 24 months. As of March 31, 2025, our undiscounted future minimum lease payments under this non-cancelable lease agreement was approximately $0.5 million.

We have obligations under an asset purchase agreement and certain license agreements that obligate us to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See Note 5 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of these milestone and royalty obligations.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions and conditions.

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report and see Note 2 to our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures.

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

Our management, under the supervision and with the participation of our chief executive officer and chief operating officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on our evaluation, our chief executive officer and chief operating officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2025 because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, management believes the unaudited condensed consolidated financial statements as included in Part I of this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

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

These material weaknesses did not result in a misstatement to the unaudited condensed consolidated financial statements. However, these material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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

Item 1. Legal Proceedings

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

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on the treatment of unmet needs in immune-mediated diseases, in particular the development of budoprutug. We are initially developing budoprutug in primary membranous nephropathy (pMN), immune thrombocytopenia (ITP) and systemic lupus erythematosus (SLE). In addition, in January, 2025, we expanded our pipeline of B-cell targeted therapeutics to address immune-mediated diseases by entering into a technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks), pursuant to which Mabworks granted us licenses to develop, manufacture and commercialize CLYM116, an anti-APRIL (A Proliferation-Inducing Ligand) monoclonal antibody, and products containing CLYM116.

To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue for the foreseeable future. Budoprutug and CLYM116 are both in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception. Our net losses were $20.8 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $250.7 million and $229.9 million as of March 31, 2025 and December 31, 2024, respectively. We expect to continue to incur substantial expenses and operating losses for the foreseeable future as we continue to develop our product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

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

We may be required to make significant payments in connection with our license agreements.

On June 27, 2024, we completed our acquisition (the Acquisition) of Tenet Medicines, Inc. (the Acquisition). As a result of the Acquisition, certain legacy Tenet agreements effectively became agreements of ours, including the asset purchase agreement with Acelyrin, Inc. (Acelyrin), the amended and restated license agreement (the CRH Agreement) with Cancer Research Technology Limited (CRH), and the cell line development, manufacturing services and license agreement (the ProBioGen Agreement) originally entered into by ValenzaBio, Inc. and ProBioGen AG (ProBioGen). In addition, in January, 2025, we entered into the Mabworks Agreement, pursuant to which we obtained licenses to develop, manufacture and commercialize CLYM116, and products containing CLYM116, in certain territories. Under the asset purchase agreement with Acelyrin, the CRH Agreement, the ProBioGen Agreement, and the Mabworks Agreement, we are subject to significant potential future obligations, including payment of development, commercial, sales and/or regulatory milestones and royalties, as well as other obligations, as applicable. Certain of these agreements set forth specific development, regulatory and commercial events and the related payments that we would be obligated to make, if and when such events occur.

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

We had cash, cash equivalents and marketable securities of $197.8 million and $212.5 million at March 31, 2025 and December 31, 2024, respectively.

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
•
the impact of inflationary pressures on salaries and wages, and costs of goods and transportation expenses, including the imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries (refer to “Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results” below for additional information), among other things;
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
•
delays in reaching a consensus with regulatory authorities on trial design and any preclinical or nonclinical studies required in support of IND clearance for budoprutug for ITP and IND clearance for CLYM116 for immunoglobin A (IgA) nephropathy, and the potential for a delay in initiation of the planned Phase 2 clinical trial of budoprutug for ITP;
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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices (GCPs) or applicable regulatory guidelines in other countries;
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
•
the design of the trial;
•
the availability and efficacy of approved drugs for the disease under investigation, including the potential availability of drug candidates currently in development;
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

The competitive landscape for budoprutug includes multiple companies developing biologics and other modalities targeting CD19 for immune-mediated diseases. We are aware of several companies developing naked monoclonal antibodies, including Amgen, which has an approved treatment, UPLIZNA (inebilizumab), for neuromyelitis optica spectrum disorder and immunoglobulin G4-related disease, and IASO Biotherapeutics (RD129). Companies developing bispecific T-cell engagers or CD19 bifunctional monoclonal antibodies include but are not limited to, Cullinan Therapeutics (CLN-978), Zenas BioPharma (obexelimab), Roche (RG6382) and Merck (CN201). Companies developing CD19 chimeric antigen receptor T-cell (CAR-T) and chimeric antigen receptor-natural killer (CAR-NK) therapies include but are not limited to Cabaletta Bio, Kyverna Therapeutics and Nkarta.

The competitive landscape for CLYM116 includes but is not limited to companies developing biologics targeting APRIL or BAFF/APRIL, such as Otsuka (sibeprenlimab), Novartis (zigakibart), Jade Biosciences (JADE-001), Vertex Pharmaceuticals (povetacicept) and Vera Therapeutics (atacicept), and companies developing degraders for immunoglobulin A nephropathy (IgAN) such as Biohaven (BHV-1400).

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use (CHMP), play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees.

Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (PDUFA), it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under the PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include Executive Order 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; Executive Order 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and Executive Order 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and new drug applications (NDAs)/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the U.S., and PRIority MEdicines (PRIME) Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms for one or more of our material needs. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the possible failure of the third party to manufacture our product candidates according to our schedule, or at all, including if the third party gives greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•
reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting.

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

We and any contract manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and workplace health and safety. Under certain environmental laws, we could be held responsible for costs relating to any contamination at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts.

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

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others).

Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline tariff on all countries, including China, remains in effect and the additional “reciprocal” tariffs imposed on China of 34% were, on May 14, 2025, suspended for 90 days. An earlier 20% tariff on China related to the influx of synthetic opioids also remains in effect bringing the total tariffs applicable to all imports from China to 30% as of May 13, 2025 (other potentially applicable tariffs imposed under Section 301 or Section 232 also remain in effect). Canada and Mexico are subject to a tariff of 25% as of May 13 2025 for goods that are not covered by the USMCA. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will effect us or our industry.

Some of our manufacturers and suppliers are located in China. Prior to the recent imposing of tariffs on China, trade tensions and conflicts between the U.S. and China had been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us.

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

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our product candidates (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Risks Related to Intellectual Property

We rely heavily on certain in-licensed patents and other intellectual property rights in connection with our development of our product candidates and may be required to acquire or license additional patents or other intellectual property rights to continue to develop and commercialize our product candidates.

We rely heavily on patents, know-how and other intellectual property licensed from others. We are party to a license agreement with each of CRH and Mabworks under each of which we are granted rights to intellectual property that are important to budoprutug and CLYM116, respectively.

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

We have fourteen pending U.S. provisional patent applications with respect to budoprutug. We can provide no assurance that any of our other current or future patent applications will result in issued patents for budoprutug or CLYM116. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

With respect to budoprutug, we own fourteen pending U.S. provisional patent applications, and we can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug or any product candidates we may develop.

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

With respect to budoprutug, we obtained our right to a number of existing license agreements pursuant to an asset purchase agreement with Acelyrin, which imposes on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.

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

Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize budoprutug or any other product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patents and other rights to third parties;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•
our right to transfer or assign licenses; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and our affiliates and sublicensees and by us and our partners and sublicensees.

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

•
multiple, conflicting and changing laws and regulations;
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

Our stock price has been volatile, fluctuating from a high trading price of $29.69 per share in August 2021 to a low trading price of $1.13 in April 2025. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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

Based upon our common stock outstanding as of March 31, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 62.2% of our outstanding common stock. In particular, affiliates of RA Capital Management, L.P., own approximately 46.6% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Prior to the completion of our initial public offering, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of March 31, 2025. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q.

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

For a discussion of recent tariffs imposed by the Trump Administration and retaliatory measures threatened and taken by certain countries, refer to “Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results” above. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators could be severely impacted by such conflicts and policy changes or may not survive such difficult economic times, which could directly affect our ability to conduct our clinical trials and attain our operating goals on schedule and on budget.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) (Rule 10b5-1 Trading Plan) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among the Company, Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40708	3.1	11/12/2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40708	3.2	10/2/2024
4.1	Form of common stock certificate of the Registrant.	10-K	001-40708	4.1	3/25/2025
4.2	Amended and Restated Investors Rights Agreement, dated May 21, 2021, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-257980	10.1	7/16/2021
10.1†	Technology Transfer and Exclusive License Agreement, dated January 8, 2025, by and between the Registrant and Beijing Mabworks Biotech Co., Ltd.	10-K	001-40708	10.14	3/25/2025
10.2	Equity Distribution Agreement, dated as of March 25, 2025, by and between Climb Bio, Inc. and Oppenheimer & Co. Inc.	8-K	001-40708	1.1	3/25/2025
10.3+	2025 Inducement Plan.	S-8	333-286303	99.3	4/1/2025
10.4*+	Form of Stock Option Grant Notice under the 2025 Inducement Plan.
10.5*+	Form of Restricted Stock Unit Award Grant Notice under the 2025 Inducement Plan.
10.6*+	Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Climb Bio, Inc.

Date: May 14, 2025	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Brett Kaplan
Brett Kaplan, M.D.
Chief Operating Officer (Principal Financial Officer)