Form 10-Q
period 2025-06-30
Climb Bio, Inc.
filed 2025-08-12
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 67,764,100 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve substantial risk and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report include, among other things, statements about:

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
•
the benefits of, and our ability to satisfy our obligations under, our license agreements, including the technology transfer and exclusive license agreement with Beijing Mabworks Biotech Co., Ltd.;
•
our ability to enter into future collaborations, strategic alliances, or option and license arrangements; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Quarterly Report particularly in the “Risk Factor Summary” below and in Part II, Item 1A, “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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
•
We contract with third parties, including single-source suppliers and manufacturers, for certain critical materials and for the manufacture of materials and expect to continue to do so for our clinical trials and for commercialization of our product candidates, if approved, and any disruption in supply could adversely affect development activities.
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
•
We have fourteen pending U.S. provisional patent applications with respect to budoprutug and one exclusively in-licensed Patent Cooperation Treaty international application (PCT application) under the technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks) with respect to CLYM116. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Climb Bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$22,682	$87,229
Short-term marketable securities	62,021	63,690
Prepaid expenses and other current assets	2,681	3,953
Total current assets	87,384	154,872
Long-term marketable securities	102,702	61,610
Operating lease right-of-use assets	618	490
Property and equipment, net	314	199
Other long-term assets	1,368	16
Total assets	$192,386	$217,187
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$946	$705
Accrued expenses and other current liabilities	5,037	4,069
Operating lease liabilities	222	157
Total current liabilities	6,205	4,931
Operating lease liabilities, net of current portion	417	375
Total liabilities	6,622	5,306
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 67,764,100 and 67,255,434 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	444,762	441,727
Accumulated other comprehensive income	318	23
Accumulated deficit	(259,323)	(229,876)
Total stockholders’ equity	185,764	211,881
Total liabilities and stockholders’ equity	$192,386	$217,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,575	$1,046	$23,902	$2,137
Acquired in-process research and development, related party	—	51,659	—	51,659
General and administrative	4,102	3,667	9,793	5,581
Total operating expenses	10,677	56,372	33,695	59,377
Loss from operations	(10,677)	(56,372)	(33,695)	(59,377)
Other income (expense):
Interest income	2,173	1,485	4,460	2,826
Foreign currency loss	(162)	(2)	(212)	(35)
Total other income, net	2,011	1,483	4,248	2,791
Net loss	$(8,666)	$(54,889)	$(29,447)	$(56,586)
Net loss per share, basic and diluted	$(0.13)	$(1.81)	$(0.44)	$(1.95)
Weighted-average common shares outstanding, basic and diluted	67,585,121	30,349,562	67,524,124	28,994,045

Comprehensive loss:
Net loss	$(8,666)	$(54,889)	$(29,447)	$(56,586)
Other comprehensive income:
Unrealized gain on marketable securities	32	—	295	2
Comprehensive loss	$(8,634)	$(54,889)	$(29,152)	$(56,584)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	67,255,434	$7	$441,727	$23	$(229,876)	$211,881
Vesting of restricted stock units	320,333	—	—	—	—	—
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized gain on marketable securities	—	—	—	263	—	263
Net loss	—	—	—	—	(20,781)	(20,781)
Balances at March 31, 2025	67,575,767	7	443,749	286	(250,657)	193,385
Vesting of restricted stock units	188,333	—	—	—	—	—
Stock-based compensation expense	—	—	1,013	—	—	1,013
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(8,666)	(8,666)
Balances at June 30, 2025	67,764,100	$7	$444,762	$318	$(259,323)	$185,764

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	27,626,435	$3	$263,577	$(2)	$(155,979)	$107,599
Vesting of restricted stock awards and units	24,579	—	—	—	—	—
Issuance of common stock upon exercise of stock options	10,999	—	15	—	—	15
Stock-based compensation expense	—	—	465	—	—	465
Unrealized gain on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(1,697)	(1,697)
Balances at March 31, 2024	27,662,013	3	264,057	—	(157,676)	106,384
Vesting of restricted stock awards and units	32,453	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,248,504	—	8,652	—	—	8,652
Stock-based compensation expense	—	—	512	—	—	512
Issuance of common stock in private placement, net of issuance cost of $250	31,238,282	3	119,747	—	—	119,750
Issuance of common stock for the acquisition of in-process research and development from a related party	5,560,047	1	41,867	—	—	41,868
Net loss	—	—	—	—	(54,889)	(54,889)
Balances at June 30, 2024	66,741,299	$7	$434,835	$—	$(212,565)	$222,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,447)	$(56,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,035	977
Non-cash operating lease expense	88	178
Accretion of discounts on marketable securities, net	(1,240)	(63)
Depreciation and amortization expense	38	—
In-process research and development, related party	—	51,659
Unrealized foreign currency transaction loss	24	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,272	2,425
Other long-term assets	(1,352)	15
Accounts payable	165	(1,160)
Accounts payable and accrued liabilities, related party	—	5
Accrued expenses and other current liabilities	944	326
Operating lease liabilities	(109)	(249)
Long-term liabilities	—	(22)
Net cash used in operating activities	(26,582)	(2,486)
Cash flows from investing activities:
Purchases of property and equipment	(77)	—
Purchases of marketable securities	(79,370)	—
Maturities of marketable securities	41,482	13,751
Issuance of promissory loan in connection with asset acquisition	—	(5,000)
Cash paid in connection with asset acquisition, net of cash received	—	(4,645)
Net cash provided by (used in) investing activities	(37,965)	4,106
Cash flows from financing activities:
Proceeds from exercise of stock options	—	8,667
Proceeds from issuance of common stock in private placement, net of issuance costs	—	119,750
Net cash provided by financing activities	—	128,417
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Net change in cash and cash equivalents	(64,547)	130,028
Cash and cash equivalents at beginning of period	87,229	93,112
Cash and cash equivalents at end of period	$22,682	$223,140
Supplemental disclosure of cash flow information:
Operating lease liabilities arising from obtaining right-of-use assets	$216	$—
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$76	$—
Issuance of common stock in exchange for in-process research and development	$—	$41,867
Settlement of promissory loan in connection with asset acquisition	$—	$5,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Operations and Basis of Presentation

Organization

Climb Bio, Inc. (the Company), is a clinical-stage biotechnology company developing therapeutics for patients with immune-mediated diseases. The Company’s pipeline includes budoprutug and CLYM116. Budoprutug is an anti-CD19 monoclonal antibody designed to treat a broad range of B-cell mediated diseases. The Company is currently developing budoprutug for the treatment of primary membranous nephropathy, immune thrombocytopenia, and systemic lupus erythematosus. CLYM116 is an anti-APRIL (A Proliferation-Inducing Ligand) monoclonal antibody currently being developed for the treatment of immunoglobulin A nephropathy. The Company was incorporated on October 18, 2018 in Delaware, and its corporate headquarters are in Massachusetts.

On June 27, 2024, the Company completed its acquisition of Tenet Medicines, Inc. (the Acquisition). In connection with the closing of the Acquisition, the Company issued and sold 31,238,282 shares of its common stock at a price of $3.84 per share in a private placement to several accredited institutional investors (the Private Placement). The Company received aggregate gross proceeds from the Private Placement of approximately $120.0 million, before deducting offering costs of $0.3 million (see Note 3).

On January 8, 2025, the Company entered into a technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks), for rights to develop and commercialize CLYM116 for all indications worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China) (see Note 7).

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source suppliers and manufacturers, availability of raw materials, patentability of the Company’s product candidates and processes and clinical efficacy and safety of the Company’s product candidates, compliance with government regulations and the need to obtain additional financing to fund operations. Budoprutug, CLYM116, or any product candidate the Company may develop will require significant additional research and development efforts, including extensive preclinical studies, clinical trials, and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

The accompanying condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements as of and for the year ended December 31, 2024, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the condensed results of its operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $259.3 million as of June 30, 2025 and expects to incur additional losses from operations in the future. In March 2025, the Company entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which the Company may offer and sell shares of its common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at the market offering. During the three and six months ended June 30, 2025, the Company did not issue and sell any shares of its common stock pursuant to the Distribution Agreement.

The Company believes its available cash, cash equivalents and marketable securities of $187.4 million as of June 30, 2025 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements, and the Company anticipates that it will need to raise substantial financing in the future to fund its operations. The Company may finance future cash needs through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

2. Summary of Significant Accounting Policies

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to avail itself of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

There have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Concentration of Credit Risk and Significant Suppliers and Manufacturers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash is held by one financial institution in the United States (U.S.) and one financial institution in the United Kingdom (U.K.). The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation’s and Financial Services Compensation Scheme’s, respectively, insured limits. As of June 30, 2025, the Company had investments in money market funds and marketable securities, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through June 30, 2025, and the date of this filing, the Company has not experienced any losses on such investments.

The Company is dependent on third-party suppliers and manufacturers for material used in its preclinical and clinical development activities. In particular, the Company relies and expects to continue to rely on single-source suppliers and manufacturers to supply it with certain critical materials related to the Company’s product candidates. The Company’s development efforts could be adversely affected if a supplier or manufacturer is unable to successfully carry out its contractual obligations or meet expected deadlines. If a supplier or manufacturer needs to be replaced, the Company may not be able to complete its product development on its anticipated timelines and may incur additional expenses as a result.

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

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy (see Note 5). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements.

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

Acquisition Accounting

The Company accounted for the Acquisition as an asset acquisition and accordingly, total consideration of $52.8 million, inclusive of transaction costs, was allocated to the assets acquired and liabilities assumed on a relative fair value basis. The following table sets forth the allocation of the purchase consideration (in thousands):

Assets acquired
In-process research and development	$51,659
Cash and cash equivalents	1,204
Prepaid expenses and other current assets	1,861
Total assets acquired	54,724
Liabilities assumed
Accounts payable	(1,603)
Accounts payable, related party	(101)
Accrued expenses and other current liabilities	(192)
Accrued expenses, related party	(76)
Total liabilities assumed	(1,972)
Net assets acquired	$52,752

The value of the in-process research and development (IPR&D) asset was expensed in the consolidated statements of operations and comprehensive loss, as the IPR&D was determined to have no future alternative use.

4. Marketable Securities

Marketable securities consisted of available-for-sale securities as follows (in thousands):

	As of June 30, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$35,127	$20	$(4)	$35,143
U.S. Treasury securities	26,860	20	(2)	26,878
Total short-term marketable securities	$61,987	$40	$(6)	$62,021
Long-term marketable securities:
Corporate bonds	$69,676	$193	$(3)	$69,866
U.S. Treasury securities	20,242	103	—	20,345
U.S. government agency debt securities	12,500	1	(10)	12,491
Total long-term marketable securities	$102,418	$297	$(13)	$102,702

	As of December 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$33,519	$23	$(5)	$33,537
U.S. Treasury securities	30,130	27	(4)	30,153
Total short-term marketable securities	$63,649	$50	$(9)	$63,690
Long-term marketable securities:
Corporate bonds	$33,982	$16	$(43)	$33,955
U.S. Treasury securities	24,146	23	(15)	24,154
U.S. government agency debt securities	3,500	1	—	3,501
Total long-term marketable securities	$61,628	$40	$(58)	$61,610

As of June 30, 2025, the Company’s long-term marketable securities have contractual maturity dates between one and two years. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2025 and December 31, 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,072	$—	$—	$22,072
Marketable securities:
U.S. Treasury securities	47,223	—	—	47,223
Corporate bonds	—	105,009	—	105,009
U.S. government agency debt securities	—	12,491	—	12,491
Total marketable securities	47,223	117,500	—	164,723
Total assets	$69,295	$117,500	$—	$186,795

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,612	$—	$—	$85,612
Marketable securities:
U.S. Treasury securities	54,307	—	—	54,307
Corporate bonds	—	67,492	—	67,492
U.S. government agency debt securities	—	3,501	—	3,501
Total marketable securities	54,307	70,993	—	125,300
Total assets	$139,919	$70,993	$—	$210,912

Cash equivalents and U.S. Treasury securities were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Corporate bonds and agency securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers into or out of Level 3 for any of the periods presented.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued external research and development expenses	$3,614	$1,237
Accrued payroll and related expenses	914	1,997
Accrued professional fees	472	746
Other accrued expenses and current liabilities	37	89
Total accrued expenses and other current liabilities	$5,037	$4,069

7. Commitments and Contingencies

Leases

The Company leases office space under a non-cancelable operating lease in Wellesley, Massachusetts. In April 2025, the Company amended the lease to add space to the existing lease for additional fixed payments totaling $0.2 million through 2026 with an option to extend the lease through 2027 for additional fixed payments of $0.1 million. As the Company expects to exercise its option to extend the lease, the extension period is included in the lease term. Accordingly, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of $0.2 million.

There have been no other material changes to the Company’s lease agreements during the three and six months ended June 30, 2025. For additional information on the Company's operating leases, see Note 8, Commitments and Contingencies, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

License Agreements (Budoprutug)

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

In addition, the Company inherited the rights and obligations, including financial obligations, under the CRH Agreement (as defined below) and the ProBioGen Agreement (as defined below). In consideration for the license and other rights the Company received under the Asset Purchase Agreement, with respect to Products (as defined in the Asset Purchase Agreement), the Company is obligated to (i) make total payments of up to $157.5 million to Acelyrin upon the achievement of various development, regulatory and commercial milestones, (ii) pay royalties in the single-digit percentages, subject to specified reductions, to Acelyrin on worldwide net sales in a given calendar year, and (iii) make non-refundable and non-creditable payments to Acelyrin on sublicense income with rates ranging from the low single digit to mid-teen percent depending on the stage of development of the most advanced licensed product incorporating or comprising budoprutug at the time of such sublicense. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. As of June 30, 2025, the Company has not recorded expense related to milestone payments under the Asset Purchase Agreement as milestone achievement has not been deemed probable.

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

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date and up to an aggregate of £106.8 million ($146.3 million as of June 30, 2025) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales. The Company is also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. As of June 30, 2025, the Company has not recorded expense related to milestone payments under the CRH Agreement as milestone achievement has not been deemed probable.

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

The Company is obligated to (i) make payments of up to €10.0 million ($11.7 million as of June 30, 2025) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($8.2 million as of June 30, 2025) upon the achievement of certain sales milestones. If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.2 million as of June 30, 2025). The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and six months ended June 30, 2025, the Company recorded $0.8 million of research and development expense related to a milestone.

License Agreement (CLYM116)

On January 8, 2025, the Company entered into the Mabworks Agreement, pursuant to which Mabworks granted to the Company (i) an exclusive (even as to Mabworks and its affiliates), sublicensable right and license under certain patent rights and related know-how (the Licensed Intellectual Property) to develop, manufacture and commercialize Mabworks’ proprietary antibodies associated with Mabworks’ proprietary antibody program, CLYM116 and products containing CLYM116 (Licensed Products) outside of Greater China, (ii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to manufacture CLYM116 and Licensed Products in Greater China (the Licensed Territory) and (iii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to develop CLYM116 and Licensed Products in Greater China in connection with certain global clinical studies (as described below).

Under the terms of the Mabworks Agreement, the Company paid to Mabworks a $9.0 million upfront payment, and the Company is obligated to pay a total of up to $30.0 million upon the achievement of certain development and regulatory milestones pertaining to the first indication for a Licensed Product, additional lower amounts upon the achievement of certain development and regulatory milestones pertaining to up to two additional indications for a Licensed Product and a total of up to $832.0 million upon the achievement of certain commercial milestones for all Licensed Products. In addition, the Company is also obligated to pay Mabworks tiered royalties in the low-to mid-single-digit percentages on aggregate annual net sales of all Licensed Products in the Licensed Territory. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis from the date of the first commercial sale in such country until the latest of: (i) the expiration of the last valid claim on the Licensed Intellectual Property covering the composition of matter of CLYM116 in such Licensed Product in such country; and (ii) ten years following the first commercial sale of such Licensed Product in such country (each, a Royalty Term). The royalty rate is subject to reduction under certain circumstances. In the event that the Company grants sublicenses under the Licensed Intellectual Property, the Company will be obligated to pay Mabworks a percentage, in the mid-single-digits to low-double-digits, of certain consideration received under such sublicenses.

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

The Company recorded the upfront payment of $9.0 million as research and development expenses in the condensed consolidated statements of operations and comprehensive loss in the first quarter of 2025. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. As of June 30, 2025, the Company has not recorded expense related to milestone payments under the Mabworks Agreement as milestone achievement has not been deemed probable.

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company records accruals for estimated losses when available information indicates a loss is probable and reasonably estimable. Significant judgment is required to determine both probability and the estimated amount. As of the date of these unaudited condensed consolidated financial statements, the Company is not party to any material legal matters or claims.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid.

8. Stock-Based Compensation

2019 and 2021 Equity Incentive Plans

The Company has outstanding awards under its 2019 Equity Incentive Plan (the 2019 Plan), but is no longer granting awards under this plan. The Company’s 2021 Equity Incentive Plan (the 2021 Plan and, together with the 2019 Plan, the Plans) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors and consultants. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available for grant under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 3,362,771 shares effective as of January 1, 2025 in accordance with the provisions of the 2021 Plan described above. As of June 30, 2025, 2,832,014 shares remained available for future grant under the 2021 Plan.

Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Options expire no later than ten years from the date of the grant.

2025 Inducement Plan

In March 2025, the Company’s board of directors adopted the 2025 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 1,250,000 shares of its common stock. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2025, 330,000 shares remained available for issuance under the Inducement Plan.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the ESPP) allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 672,554 shares effective as of January 1, 2025 in accordance with the provisions of the ESPP described above. As of June 30, 2025, no shares had been granted or purchased under the ESPP and 1,736,779 shares remained available for issuance under the ESPP.

Stock Option Valuation

The fair value of stock option grants is estimated on the date of grant using the Black Scholes option pricing model. Volatility is estimated based on the historical and implied volatilities of comparable publicly traded companies as the Company does not have sufficient history of trading in its common stock. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The relevant data used to determine the fair value of the stock option grants during the three and six months ended June 30, 2025 and 2024 is as follows, presented on a weighted-average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	6.0	6.1	6.0	6.1
Expected volatility	100.7%	138.5%	104.3%	138.5%
Risk-free interest rate	4.1%	4.3%	4.4%	4.3%
Expected dividend yield	—	—	—	—

Stock Option Activity

Outstanding stock options consist of option grants with service-based vesting conditions, typically 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years. The activity for stock options is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,817,751	$6.49	6.87	$19
Options granted	4,251,696	1.63
Options forfeited	(1,406,425)	4.56
Outstanding as of June 30, 2025	5,663,022	$3.32	8.42	$36
Vested and expected to vest as of June 30, 2025	5,663,022	$3.32	8.42	$36
Options exercisable as of June 30, 2025	1,035,249	$6.07	3.29	$—

The aggregate intrinsic value disclosed in the above table is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $1.35 and $6.93 per share, respectively.

Restricted Stock Units

The Company has outstanding RSUs with service-based vesting conditions and RSUs with performance-based vesting conditions. The activity for RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,228,876	$7.17
Vested	(508,666)	7.21
Forfeited	(92,500)	5.44
Unvested at June 30, 2025	627,710	$7.39

The table above includes 401,500 outstanding RSUs granted in 2024 with a fair value of $3.0 million that vest upon the satisfaction of performance conditions, including the achievement of specific operational milestones before September 30, 2025. As of June 30, 2025, achievement of these performance conditions had not been deemed probable and accordingly, no stock-based compensation expense had been recognized for these performance-based awards. Achievement of the performance conditions became probable in August 2025, at which time, the Company recorded $3.0 million of stock-based compensation expense.

Stock-Based Compensation

The following table sets forth stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$521	$287	$1,427	$556
General and administrative expenses	492	225	1,608	421
Total stock-based compensation expense	$1,013	$512	$3,035	$977

As of June 30, 2025, there was $11.1 million of total unrecognized compensation cost related to unvested awards expected to vest, which is expected to be recognized over a weighted average period of 3.2 years. Additionally, the Company had unrecognized compensation cost of $3.0 million related to unvested performance RSUs described above that had been deemed not probable of vesting as of June 30, 2025.

9. Net Loss Per Share

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding potentially dilutive securities, presented as of period-end, that have been excluded in the calculation of diluted net loss per share for the periods presented because to do so would be anti-dilutive:

	June 30,
	2025	2024
Stock options to purchase common stock	5,663,022	2,834,181
Unvested restricted stock awards and units	627,710	1,233,943
Total potentially dilutive shares	6,290,732	4,068,124

10. Segments

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

In addition to the significant expense categories included within net loss presented on the unaudited condensed consolidated statements of operations and comprehensive loss, the following table sets forth disaggregated research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct research and development expenses:
Budoprutug	$4,521	$42	$10,662	$42
CLYM116[1]	145	—	9,265	—
Legacy programs[2]	31	33	73	107
Unallocated research and development expenses:			—	—
Personnel-related (including stock-based compensation)	1,452	882	3,209	1,825
Other research and development expenses	426	89	693	163
Total research and development expenses	$6,575	$1,046	$23,902	$2,137

1 Includes the upfront payment and the associated direct transaction costs incurred in connection with the Mabworks Agreement for the six months ended June 30, 2025.

2 Includes direct expenses related to the Company's legacy product candidates ETX-123 and ETX-155.

11. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company is evaluating the impact of the OBBBA on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 25, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Climb Bio, Inc. and its wholly owned subsidiaries.

Overview

We are a clinical-stage biotechnology company committed to developing potential best-in-class therapeutics that address significant unmet need for the millions of patients living with immune-mediated diseases. We have built our pipeline by strategically acquiring or in-licensing product candidates that we believe have clear biological rationale, well-defined development paths and have the potential to address significant unmet needs.

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

Our lead product candidate, budoprutug, is a clinical-stage anti-CD19 monoclonal antibody (mAb) which has the potential to address a broad range of B-cell mediated diseases. Budoprutug is designed to deplete CD19-positive B cells, including antibody secreting cells (plasma blasts), in order to directly reduce pathogenic autoantibodies. This reduction of autoantibodies has the potential to be a disease-modifying approach in the treatment of multiple immune-mediated diseases. We believe we are well-positioned to advance budoprutug across three distinct opportunity sets in immune-mediated disease: primarily IgG4-mediated diseases, primarily single organ IgG1-3 mediated diseases and complex systemic diseases.

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

In March 2025, we received clearance from the FDA for a Phase 2, dose range finding clinical trial of budoprutug in pMN. Budoprutug was previously evaluated in a Phase 1b clinical trial in pMN, the results of which suggest that budoprutug may offer the opportunity to induce remission of pMN in patients with moderate to severe disease. In that clinical trial, three out of five patients (60%) that received four doses of budoprutug and completed at least 48-weeks of follow-up achieved a complete remission of proteinuria, an important clinical endpoint in pMN. Notably, the FDA has granted budoprutug orphan drug designation for the treatment of pMN. We are advancing our Phase 2 clinical trial of budoprutug in pMN and anticipate dosing our first patient in the second half of 2025. Separately, in October 2024 and March 2025, we received clearance from the FDA for our IND applications to evaluate budoprutug in a Phase 1b clinical trial in SLE and a Phase 1b/2a clinical trial in ITP, respectively. We continue to activate sites and are enrolling and dosing patients in both trials. We also continue to pursue regulatory clearance outside of the United States for both clinical trials. Each of our clinical trials of budoprutug in pMN, ITP and SLE will be conducted using an intravenous (IV) formulation of budoprutug. In parallel, we are advancing a subcutaneous (SC) formulation of budoprutug, which together with the IV formulation, may provide the opportunity for a patient-tailored approach to treatment. We obtained additional non-clinical data for the SC formulation in the first half of 2025, which demonstrated high bioavailability and favorable tolerability. In August 2025, we received clearance for our clinical trial application (CTA) to initiate a Phase 1 clinical trial in healthy volunteers with the SC formulation in Australia. We anticipate initiating this trial in the coming weeks and expect to have initial clinical data in the first half of 2026.

In addition to budoprutug, we are also developing CLYM116, a preclinical stage anti-APRIL (A Proliferation-Inducing Ligand) mAb for patients with immunoglobulin A nephropathy (IgAN) and other B-cell mediated diseases. CLYM116 utilizes a novel mechanism of action to prevent APRIL signaling, potently blocking binding of APRIL to its receptors and also promoting lysosomal APRIL degradation via a pH-dependent bind-and-release design. Through its unique binding profile, and this ‘sweeper’ mechanism of action, CLYM116 has the potential to enable more rapid, deep and durable inhibition of APRIL signaling. We are currently evaluating CLYM116 in IND-enabling studies. We expect to report preclinical data from the program in September 2025, and we anticipate submitting an IND or CTA for CLYM116 in IgAN in the second half of 2025.

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

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying, acquiring and in-licensing potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $8.7 million and $29.4 million for the three and six months ended June 30, 2025, respectively. We had an accumulated deficit of $259.3 million as of June 30, 2025.

Since our inception, we have primarily funded our operations with net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering (IPO) of common stock, and the sale and issuance of shares in a private placement of our common stock that was completed in June 2024 in connection with the Acquisition. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. We expect to continue to incur operating losses for the foreseeable future. Until such time, if ever, as we can generate significant revenue from product sales, we may finance our operations through equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all.

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

Based on our current operating plan, we estimate that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. See “—Liquidity and Capital Resources”.

Tenet Acquisition

On June 27, 2024, we acquired 100% of the share capital of Tenet Medicines, Inc. (Tenet) in exchange for 5,560,047 shares of our common stock, valued at $41.9 million, or $7.53 per share (the Acquisition). The Acquisition was accounted for as an asset acquisition. The total cost of the asset acquisition was $52.8 million, including transaction costs. We recognized in-process research and development (IPR&D) expense of $51.7 million for the year ended December 31, 2024, as the IPR&D was determined to have no future alternative use.

Mabworks Agreement

On January 8, 2025, we entered into the Mabworks Agreement for rights to develop and commercialize CLYM 116 in the territory outside of Greater China. Under the terms of the Mabworks Agreement, we made an upfront cash payment of $9.0 million to Mabworks. We will be required to make certain additional payments upon the achievement of specified development, regulatory and commercial milestones, and to pay low- to mid-single digit tiered royalties on net sales outside of Greater China. The upfront payment of $9.0 million was included in research and development expenses for the first quarter of 2025.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses, (ii) acquired IPR&D expense, related party, and (iii) general and administrative expenses.

Research and Development

Research and development expenses consist of costs incurred for our research and development activities, including preclinical studies and the development of our product candidates, budoprutug and CLYM116, and our previous product candidates, ETX-123 and ETX-155, including the following:

•
employee-related expenses, including salaries and related costs, and stock-based compensation expense, for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs and consultants;
•
the cost of third-party suppliers and manufacturers for material used in our preclinical and clinical development activities, including under agreements with contract development and manufacturing organizations (CDMOs);
•
facilities and other expenses, which include direct and allocated expenses including rent; and
•
payments made under third-party licensing agreements.

We expense research and development costs to operations as incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, contractors, CDMOs and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with facility expenses, or other indirect costs, to specific programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our planned Phase 1 clinical trial of the SC formulation of budoprutug, and any future clinical trials of our product candidates;
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
•
the potential delays in our preclinical studies, our development programs and our ongoing and planned clinical trial activities due to the effects of global events, including macroeconomic conditions and supply chain disruptions;
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

Acquired In-Process Research and Development, Related Party

Our acquired IPR&D expense consists of the fair value of consideration transferred in the Acquisition allocated to assets acquired that were in the research and development phase and determined to not have any alternative future use.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, and termination benefits, for our personnel in executive, finance and accounting, legal, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and intellectual property, professional fees for accounting, audit, regulatory, tax and consulting services, insurance costs, as well as investor and public relations costs.

We expect that our general and administrative expenses will increase for the foreseeable future as we continue to increase our general and administrative headcount to support our growth strategy and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally.

Other Income (Expense)

Interest Income

Our interest income consists of interest earned on our cash, cash equivalents and marketable securities, including amortization of purchase premiums and accretion of discounts of marketable securities.

Foreign Currency Loss

Our foreign currency loss consists of foreign exchange losses resulting from remeasurement of foreign currency transactions to the U.S. Dollar.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$
Operating expenses:
Research and development	$6,575	$1,046	$5,529
Acquired in-process research and development, related party	—	51,659	(51,659)
General and administrative	4,102	3,667	435
Total operating expenses	10,677	56,372	(45,695)
Loss from operations	(10,677)	(56,372)	45,695
Other income (expense):
Interest income	2,173	1,485	688
Foreign currency loss	(162)	(2)	(160)
Total other income, net	2,011	1,483	528
Net loss	$(8,666)	$(54,889)	$46,223

Operating Expenses

Research and Development

The following table sets forth our research and development expenses (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$
Direct research and development expenses:
Budoprutug	$4,521	$42	$4,479
CLYM116	145	—	145
Legacy programs	31	33	(2)
Unallocated research and development expenses:			—
Personnel-related (including stock-based compensation)	1,452	882	570
Other research and development expenses	426	89	337
Total research and development expenses	$6,575	$1,046	$5,529

Research and development expenses increased from $1.0 million for the three months ended June 30, 2024 to $6.6 million for the three months ended June 30, 2025. The increase was due primarily to an increase of $4.5 million in costs incurred for our budoprutug program, which we acquired as part of the Acquisition on June 27, 2024, primarily related to clinical trial start-up and initiation activities and manufacturing. Personnel-related expenses increased by $0.6 million due to increased headcount.

Acquired In-Process Research and Development, Related Party

Acquired IPR&D expense, related party was $51.7 million for the three months ended June 30, 2024. This amount represents the recognition of IPR&D expense from the Acquisition completed on June 27, 2024.

General and Administrative

General and administrative expenses increased from $3.7 million for the three months ended June 30, 2024 to $4.1 million for the three months ended June 30, 2025. The increase was due to higher personnel-related expenses of $0.6 million from increased headcount, partially offset by higher consulting fees in the prior year in connection with the Acquisition.

Other Income (Expense)

Interest Income

Interest income increased from $1.5 million for the three months ended June 30, 2024 to $2.2 million for the three months ended June 30, 2025, due to higher invested balances in 2025 as compared to 2024.

Foreign Currency Loss

Foreign currency loss was not material in either of the three months ended June 30, 2025 or 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$
Operating expenses:
Research and development	$23,902	$2,137	$21,765
Acquired in-process research and development, related party	—	51,659	(51,659)
General and administrative	9,793	5,581	4,212
Total operating expenses	33,695	59,377	(25,682)
Loss from operations	(33,695)	(59,377)	25,682
Other income (expense):
Interest income	4,460	2,826	1,634
Foreign currency loss	(212)	(35)	(177)
Total other income, net	4,248	2,791	1,457
Net loss	$(29,447)	$(56,586)	$27,139

Operating Expenses

Research and Development

The following table sets forth our research and development expenses (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$
Direct research and development expenses:
Budoprutug	$10,662	$42	$10,620
CLYM116	9,265	—	9,265
Legacy programs	73	107	(34)
Unallocated research and development expenses:			—
Personnel-related (including stock-based compensation)	3,209	1,825	1,384
Other research and development expenses	693	163	530
Total research and development expenses	$23,902	$2,137	$21,765

Research and development expenses increased from $2.1 million for the six months ended June 30, 2024 to $23.9 million for the six months ended June 30, 2025. The increase was due primarily to an increase in costs of $10.6 million for our budoprutug program, which we acquired as part of the Acquisition on June 27, 2024, related to clinical trial start-up and initiation activities and manufacturing costs. Costs of $9.3 million for our CLYM116 program, which we licensed in January 2025, consisted primarily of an upfront payment of $9.0 million under the Mabworks Agreement. Personnel-related expenses increased by $1.4 million due to increased headcount.

Acquired In-Process Research and Development, Related Party

Acquired IPR&D expense, related party was $51.7 million for the six months ended June 30, 2024. This amount represents the recognition of IPR&D expense from the Acquisition completed on June 27, 2024.

General and Administrative

General and administrative expenses increased from $5.6 million for the six months ended June 30, 2024 to $9.8 million for the six months ended June 30, 2025. The increase was primarily due to an increase in personnel-related expenses of $2.3 million from increased headcount and an increase in legal expenses of $1.2 million related to corporate matters.

Other Income (Expense)

Interest Income

Interest income increased from $2.8 million for the six months ended June 30, 2024 to $4.5 million for the six months ended June 30, 2025 due to higher invested balances in 2025 compared to 2024.

Foreign Currency Loss

Foreign currency loss was not material in either of the six months ended June 30, 2025 or 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our IPO of common stock and the sale and issuance of shares of our common stock in a private placement completed in June 2024 in connection with the Acquisition. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $187.4 million.

In March 2025, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which we may offer and sell shares of our common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at the market offering. During the three and six months ended June 30, 2025, we did not issue and sell any shares of our common stock pursuant to the Distribution Agreement.

Cash Flows

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(26,582)	$(2,486)
Net cash provided by (used in) investing activities	(37,965)	4,106
Net cash provided by financing activities	—	128,417

Operating activities

For the six months ended June 30, 2025, net cash used in operating activities was $26.6 million, resulting from our net loss of $29.4 million, partially offset by $1.9 million in non-cash charges and cash provided by changes in our operating assets and liabilities of $0.9 million. Cash provided by changes in our operating assets and liabilities primarily consisted of a decrease in prepaid expense and other current assets of $1.3 million and an increase in accounts payable and accrued expenses and other current liabilities of $1.1 million, partially offset by an increase in other long-term assets of $1.4 million.

For the six months ended June 30, 2024, net cash used in operating activities was $2.5 million, resulting from our net loss of $56.6 million, partially offset by $52.8 million in non-cash charges, which consisted primarily of our IPR&D charge of $51.7 million and cash provided by changes in our operating assets and liabilities of $1.3 million. Cash provided by changes in our operating assets and liabilities primarily consisted of a decrease in prepaid expense and other current assets of $2.4 million, partially offset by a net decrease in accounts payable and accrued expenses and other current liabilities of $0.8 million.

Investing activities

For the six months ended June 30, 2025, net cash used in investing activities was $38.0 million, consisting primarily of purchases of $79.4 million of marketable securities, partially offset by $41.5 million in proceeds received from maturities of marketable securities.

For the six months ended June 30, 2024, net cash provided by investing activities was $4.1 million, consisting of $13.8 million in proceeds received from maturities of marketable securities, partially offset by the issuance of a promissory loan of $5.0 million and cash paid of $4.6 million in connection with the Acquisition.

Financing activities

For the six months ended June 30, 2025, there was no financing activities.

For the six months ended June 30, 2024, net cash provided by financing activities was $128.4 million, consisting of $119.7 million in proceeds received from the issuance of our common stock in the private placement completed in June 2024 in connection with the Acquisition and $8.7 million in proceeds from exercises of stock options.

Funding Requirements

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses will increase for the foreseeable future as we continue to advance our current product candidates and any product candidates we may develop, expand our corporate infrastructure, and incur costs associated with potential commercialization.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our planned Phase 1 clinical trial of the SC formulation of budoprutug, and any future clinical trials of our product candidates;
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
•
the potential delays in our preclinical studies, our development programs and our ongoing and planned clinical trial activities due to the effects of global events, including macroeconomic conditions and supply chain disruptions;
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

Contractual Commitments and Obligations

In the normal course of business, we enter into contracts with CROs, CDMOs, and other third parties for preclinical studies and clinical trials, supply of materials and manufacturing services. These contracts do not contain material minimum purchase commitments and generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. However, it is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement.

We have a lease agreement, as amended, for office space in Wellesley Hills, Massachusetts with remaining fixed payments of $0.4 million through December 2026, with an option to extend the lease through December 2027 for additional fixed payments of $0.3 million.

We have obligations under an asset purchase agreement and certain license agreements that obligate us to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of these milestone and royalty obligations.

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

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three or six months ended June 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) December 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and senior vice president, finance (our principal financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer and senior vice president, finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on our evaluation, our chief executive officer and senior vice president, finance have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2025 because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, management believes the unaudited condensed consolidated financial statements included in Part I of this Quarterly Report present fairly, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. As of the date of filing of this Quarterly Report, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

RISK FACTORS

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on the treatment of unmet needs in immune-mediated diseases, in particular the development of budoprutug. We are initially developing budoprutug in pMN, ITP and SLE. In addition, in January 2025, we expanded our pipeline of B-cell targeted therapeutics to address immune-mediated diseases by entering into the Mabworks Agreement, pursuant to which Mabworks granted us licenses to develop, manufacture and commercialize CLYM116, an anti-APRIL monoclonal antibody, and products containing CLYM116.

To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue for the foreseeable future. Budoprutug and CLYM116 are both in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception. Our net losses were $8.7 million and $29.4 million for the three and six months ended June 30, 2025, respectively. We had an accumulated deficit of $259.3 million as of June 30, 2025. We expect to continue to incur substantial expenses and operating losses for the foreseeable future as we continue to develop our product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

•
initiate and continue research and development, including preclinical and clinical efforts for our product candidates;
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

On June 27, 2024, we completed the Acquisition. As a result of the Acquisition, certain legacy Tenet agreements effectively became agreements of ours, including the asset purchase agreement with Acelyrin, Inc. (Acelyrin), the amended and restated license agreement (the CRH Agreement) with Cancer Research Technology Limited (CRH), and the cell line development, manufacturing services and license agreement (the ProBioGen Agreement) originally entered into by ValenzaBio, Inc. and ProBioGen AG

(ProBioGen). In addition, in January, 2025, we entered into the Mabworks Agreement, pursuant to which we obtained licenses to develop, manufacture and commercialize CLYM116, and products containing CLYM116, in certain territories. Under the asset purchase agreement with Acelyrin, the CRH Agreement, the ProBioGen Agreement, and the Mabworks Agreement, we are subject to significant potential future obligations, including obligations to pay certain contingent development, commercial, sales and/or regulatory milestones and royalties, as well as other obligations, as applicable. Certain of these agreements set forth specific development, regulatory and commercial events the occurrence of which would result in related payments that we would be obligated to make.

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

We had cash, cash equivalents and marketable securities of $187.4 million at June 30, 2025. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we will need additional capital to advance and expand our research pipeline, conduct preclinical studies and clinical trials, proceed to develop and commercialize any approved products, and explore other pipeline opportunities. Our estimates of the sufficiency of our cash, cash equivalents and marketable securities are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our planned Phase 1 clinical trial of the SC formulation of budoprutug, and any future clinical trials of our product candidates;
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
•
the potential delays in our preclinical studies, our development programs and our ongoing and planned clinical trial activities due to the effects of global events, including macroeconomic conditions and supply chain disruptions;
•
the impact of inflationary pressures on salaries and wages, and costs of goods and transportation expenses, including the imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries (refer to “Changes in and uncertainty surrounding U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results” below for additional information), among other things;
•
the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire personnel to support the development of our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by disruptions to, or continuing volatility in, the credit and financial markets in the U.S. and worldwide, including increased volatility in the trading prices for shares of public companies in the biopharmaceutical sector, actual and perceived changes in interest rates and inflation, macroeconomic uncertainties, or otherwise. We have no committed source of additional capital, and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

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

Our ability to generate revenue from product sales or achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize our product candidates or any products that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when our product candidates will generate revenue from product sales for us, if at all. Our ability to generate revenue also depends on a number of additional factors, including our or any future collaborators’ ability to:

•
complete and submit INDs to the FDA that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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

Under the Prescription Drug User Fee Act (PDUFA), the FDA’s standard review process for a BLA is meant to take 10 months from the date a BLA is accepted for filing, but that process may take longer to complete, and FDA approval is never guaranteed.

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services (HHS), state attorneys general, members of Congress and the public. Violations, including promotion of any products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA and other enforcement authorities. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by relevant foreign regulatory authorities.

In the U.S., engaging in impermissible promotion products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to numerous actions, including civil, criminal and/or administrative penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows the federal government, or any individual relator or whistleblower on behalf of the federal government to bring a lawsuit against a pharmaceutical company alleging submission of false or fraudulent claims, or cause to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual relator may share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses.

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

In certain circumstances, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. In addition, under guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our product candidates.

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

Our ability to develop and market new product candidates may also be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the district court in Texas agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new product candidates and to maintain approval of any product candidates, if and when approved, could be delayed, undermined or subject to protracted litigation.

Preliminary, initial, or interim results from clinical trials that we announce, present, or publish from time to time may change as more data and information become available (or are updated based upon audit, validation and verification procedures of the data/information commonly performed for clinical trials) that could result in material changes in the final trial results.

From time to time, we may announce, present or publish preliminary, initial, or interim data or other information from our clinical trials, such as the preliminary data we announced from the Phase 1b clinical trial of budoprutug for the treatment of pMN. Any such data and other results from our clinical trials may materially change as more patient data and information become available. Such data and information may also undergo significant change following subsequent auditing, validation and/or verification procedures that are commonly conducted in clinical trials. Thus, any preliminary, initial, or interim data or other information may not be predictive of final results from the clinical trial and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or other determinations that may qualify such results, once we have received and fully evaluated the additional data. Differences between preliminary, initial or interim results and final results could lead to significantly different interpretations or conclusions of the trial outcomes. Further, others, including regulatory authorities and collaboration or regional partners, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of our product candidates, the approvability or commercialization of our product candidates, and our business, in general. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and investors may not agree with what we determine is material or otherwise appropriate information to publicly disclose.

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

A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of our product candidates. Our success is heavily dependent on the progress and outcomes of our development efforts, including our late phase clinical development of budoprutug for pMN, our Phase 1b/2a clinical trial of budoprutug for ITP, our Phase 1b clinical trial of budoprutug for SLE, our planned Phase 1 clinical trial of the SC formulation of budoprutug in healthy volunteers, and our preclinical studies and clinical development of CLYM116. In addition, the commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

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

•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
delays in identifying, recruiting and training suitable clinical investigators;
•
differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials;
•
delays in reaching a consensus with regulatory authorities on trial design and any preclinical studies required in support of our product candidates, such as to support IND clearance for CLYM116 for IgAN, and the potential for a delay in initiation of the planned Phase 2 clinical trial of budoprutug for pMN or any other future clinical trial;
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
•
transfer of manufacturing processes to larger-scale facilities operated by a third-party CDMO and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

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

On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump

Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump Administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The U.S. District Court for the District of Columbia ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.

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

We may not be able to continue our ongoing clinical trials or initiate our planned clinical trials on a timely basis or at all if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. There may be limited patient pools from which to draw for clinical studies.

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

Our inability to enroll enough patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials. Delays in patient enrollment may result in increased costs, affect the timing or outcome of our ongoing or planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, even if we can enroll enough patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

The competitive landscape for budoprutug includes multiple companies developing biologics and other modalities targeting CD19 for immune-mediated diseases. We are aware of several companies developing naked monoclonal antibodies, including Amgen, which has an approved treatment, UPLIZNA (inebilizumab), for neuromyelitis optica spectrum disorder and immunoglobulin G4-related disease, and has also filed a BLA for generalized myasthenia gravis, and IASO Biotherapeutics (RD129). Eli Lilly is developing a non-depleting CD19-targeted antibody (LY-3541860) and AbbVie is developing a CD19-targeting glucocorticoid receptor modulator antibody-drug conjugate (ABBV-319). Companies developing bispecific T-cell engagers or CD19 bifunctional monoclonal antibodies include but are not limited to, Cullinan Therapeutics (CLN-978), Zenas BioPharma (obexelimab), Roche (RG6382) and Merck (CN201). Companies developing CD19 chimeric antigen receptor T-cell (CAR-T) and chimeric antigen receptor-natural killer (CAR-NK) therapies include but are not limited to Novartis, Bristal Meyers Squibb, Cabaletta Bio, Kyverna Therapeutics and Nkarta.

The competitive landscape for CLYM116 includes but is not limited to companies developing biologics targeting APRIL or BAFF/APRIL, such as Otsuka (sibeprenlimab; BLA filed), Novartis (zigakibart), Jade Biosciences (JADE-001), Vertex Pharmaceuticals (povetacicept) and Vera Therapeutics (atacicept), companies targeting CD38, such as Biogen (felzartamab) and Takeda Pharmaceuticals (mezagitamab), and companies developing degraders for IgAN such as Biohaven (BHV-1400).

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

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump’s Executive Order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the Trump Administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the Trump Administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the PDUFA, it remains unclear how the Trump Administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of a new drug applications (NDA) due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under the PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

More recently, on August 16, 2022, the Inflation Reduction Act (IRA) was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Further, the IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional challenges or future healthcare reform measures will impact the ACA.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond.

This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if any of our product candidates are the subject of Medicare price negotiations. Given this risk, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any product candidate, if approved, or the full value of our patents protecting any such approved drug products if prices are set after any such approved products have been on the market for nine years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the Trump Administration, and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc., also filed lawsuits in various courts with similar constitutional and Administrative Procedure Act claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. On May 8, 2025, the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement.

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

On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program.

Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of HHS to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. The implications of these actions remain unclear and are likely to result in litigation if the Trump Administration pursues an MFN regulatory pricing requirement. On May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development (OECD) with a gross domestic product (GDP) per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion.

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

This may be especially true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if and when approved, and any other products we may develop.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
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

We process personal data and other sensitive data (including health data we collect about participants in connection with our clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data.

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, HIPAA, as amended by the HITECH (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information for covered entities and their business associates), and the California Consumer Privacy Act of 2018 (CCPA). The CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act (CPRA) amended the CCPA and expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

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

In addition to these provisions restricting the transfer of personal information to the U.S., a new U.S. law also restricts the transfer of certain kinds of personal data in certain situations outside of the U.S. to “countries of concern,” including but not limited to China. On April 8, 2025, the U.S. Department of Justice’s National Security Division implemented the Data Security Program Rule under Executive Order 14117 and the International Emergency Economic Powers Act. This rule establishes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. Government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The rule effectively imposes export control-like restrictions on the transfer, sale or sharing of sensitive data—including genomic, geolocation, biometric, health, financial and other personal data—to or with entities in countries of concern, as well as entities and persons associated with those countries. It also imposes additional due diligence obligations on U.S. companies concerning personal data they collect, store or transmit. Failure to comply with the Data Security Program Rule could result in civil or criminal penalties, reputational harm and restrictions on our ability to engage in certain business activities. Compliance may require us to modify our data handling practices, implement new controls, or terminate existing relationships with certain foreign vendors, customers or partners. These changes could increase our operational costs, limit our market opportunities and adversely affect our financial performance. Additionally, the scope and interpretation of the rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.

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

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher (CNPV) Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10 to 12 months to one to two months. The FDA has indicated that the CNPV Program will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under the CNPV Program will reportedly be given to companies aligned with U.S. national priorities.

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

In the EU, we may seek PRIME designation for our product candidates. The PRIME program focuses on product candidates that target conditions for which there exists no satisfactory method of treatment in the EU, or even if such a method exists, the product candidate may offer a major therapeutic advantage over existing treatments. To be accepted for PRIME designation, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a rapporteur of the CHMP to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the 11th Circuit decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.

We conduct clinical trials at sites outside the U.S. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the U.S. could subject us to additional delays and expense.

We conduct clinical trials with trial sites that are located outside the U.S. The acceptance by the FDA or other regulatory authorities of trial data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025,the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, which will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014) (EU CTR). Since the U.K. left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could harm our business.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice as appropriate.

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

Our CROs may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to any of our development programs.

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

We contract with third parties, including single-source manufacturers, for the manufacture of materials and expect to continue to do so for the development and, if approved, commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials or that such supply will not be available to us at an acceptable cost or timelines, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely and expect to continue to rely on third-party manufacturers, including single-source manufacturers, for the manufacture of material for our product candidates for development activities and for commercial supply, if approved. We may be unable to establish future agreements or maintain existing agreements with third-party manufacturers or to do so on acceptable terms for one or more of our material needs. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer, or we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trial supply could be delayed significantly as we establish alternative supply sources. These materials must meet stringent regulatory standards, making it difficult to quickly qualify alternative sources.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future expenses and our ability to commercialize our product candidates, if we receive marketing approval, on a timely and competitive basis. Our reliance on single-source manufacturers also exposes us to pricing volatility and limits our ability to mitigate supply chain risks. If we are unable to secure adequate supply of materials to meet our operational needs, our ability to advance our pipeline, meet contractual obligations, or generate revenue could be materially and adversely affected.

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

We are dependent on third parties, including single-source suppliers, for the supply of various materials that are necessary to produce our product candidates for our clinical trials. Even with supply agreements, it is possible that the supply may be reduced or interrupted at any time. In such case, we may not be able to find other suppliers of acceptable materials in appropriate quantities at an acceptable cost.

If we lose key suppliers or the supply of materials is diminished or discontinued, we may not be able to continue to develop, manufacture and market our product candidates in a timely and competitive manner.

In addition, these materials are subject to stringent manufacturing processes and rigorous testing. Delays in the completion and validation of facilities and manufacturing processes of these materials could adversely affect our ability to complete trials and commercialize our products in a cost-effective and timely manner. Any disruption in the supply of these raw materials and other components due to quality issues, regulatory enforcement actions, manufacturing delays, geopolitical instability, or financial difficulties of the third parties could significantly delay our development efforts. In some cases, we may not be able to obtain suitable alternatives on commercially reasonable terms, or at all, without incurring substantial time and cost to validate new suppliers and obtain necessary regulatory approvals.

If we encounter difficulties in the supply of these materials, or if we are not able to maintain our supply agreements or establish new supply agreements in the future or incur increased production costs as a result of any of the foregoing, our product development and business prospects could be significantly compromised.

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

Changes in and uncertainty surrounding U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump Administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump Administration delayed the effective date of such tariffs for all countries except China to August 1, 2025, to allow for negotiations. Later, the United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 12, 2025. Several countries including, among others, the EU, Japan, South Korea and the U.K., have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, the President issued an executive order detailing new reciprocal tariff rates for individual countries with an effective date of August 7, 2025. The new rates range between 10% and 41% and reflect the deals that have been announced during the suspension period. China, Canada and Mexico were not included in the July 31 announcement and imports from these countries are subject to additional tariffs imposed under separate executive orders. China tariffs, which are currently at a minimum of an additional 30%, are due to increase on August 12, 2025, unless the suspension is extended. On July 31, 2025, the U.S. and Mexico agreed to extend their negotiations for another 90 days, and consequently, the tariff rate on Mexican imports that are not covered by the USMCA remains at 25%. While the U.S. and Canada continue to engage in discussions, the U.S. announced an increase in Canada’s tariff rate for goods not covered by the USMCA from 25% to 35% effective August 1, 2025. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will effect us or our industry.

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

For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics (together, Wuxi) over alleged ties to the Chinese military. In addition, the proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi and its affiliates, to manufacture certain materials used in the development of our product candidates or to provide services in connection with such development activities. In addition, we rely on Mabworks, a Chinese corporation, pursuant to the Mabworks Agreement, to conduct preclinical studies of CLYM116 and to provide clinical supply of CLYM116 for these studies.

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

Additionally, we may need to acquire or license intellectual property rights from additional third parties in the future in order to continue to develop or commercialize our product candidates. Any future license agreements where we in-license intellectual property may impose on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.

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

We have fourteen pending U.S. provisional patent applications with respect to budoprutug and one exclusively in-licensed PCT application under the Mabworks Agreement with respect to CLYM116. We can provide no assurance that any of our other current or future patent applications will result in issued patents for budoprutug or CLYM116. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

With respect to budoprutug, we own fourteen pending U.S. provisional patent applications. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement. We can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug or any product candidates we may develop.

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

Our existing license agreements impose on us, and we expect that any future license agreements where we in-license intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, our licensors may have the right to terminate our licenses, in which case, we would not be able to market products covered by the licenses.

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

With respect to budoprutug, the issued patents, or patents that may be issued from the pending patent applications that we exclusively in-license from CRH are expected to expire in 2026, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. In each instance of the above, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to budoprutug.

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

The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product candidates, completion of our ongoing or planned clinical trials, commercialization of any such product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

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

As of December 31, 2024, we had net operating loss (NOL) carryforwards of approximately $23.3 million for federal income tax purposes, $68.6 million for foreign income tax purposes and $10.7 million for state income tax purposes. The federal NOLs may be used to offset up to 80% of future taxable income each year while the state and foreign losses may be used to offset up to 100% of future taxable income. The federal and foreign NOL carryforwards can be carried forward indefinitely while the state NOL carryforwards will begin to expire in varying amounts in 2038. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

Separately, regulations under Sections 382 and 383 of the Internal Revenue Code and similar or corresponding provisions of foreign and state law, provide that if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may become subject to an annual limitation. Transactions that have occurred since our inception may have triggered such an ownership change that would potentially impact the ability to utilize federal, state and foreign NOLs. In addition, we may experience ownership changes in the future due to subsequent shifts in our stock ownership, some of which are out of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations.

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

Potential and completed acquisitions, strategic investments, licenses and other alliances, including our acquisition of Tenet and the Mabworks Agreement, involve numerous risks, including:

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

Our stock price has been volatile. Through June 30, 2025, our stock price has fluctuated from a high trading price of $29.69 per share in August 2021 to a low trading price of $1.13 in April 2025. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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

Based upon our common stock outstanding as of June 30, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 61.9% of our outstanding common stock. In particular, affiliates of RA Capital Management, L.P., own approximately 46.4% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of June 30, 2025. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4, “Controls and Procedures,” of this Quarterly Report.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filings.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events. Sanctions, tariffs and general trade policy changes imposed by the U.S. and other countries may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

For a discussion of recent tariffs imposed by the Trump Administration and retaliatory measures threatened and taken by certain countries, refer to “Changes in and uncertainty surrounding U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results” above. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators could be severely impacted by such conflicts and policy changes or may not survive such difficult economic times, which could directly affect our ability to conduct our clinical trials and attain our operating goals on schedule and on budget.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. For example, the OECD has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. Many countries have enacted legislation to implement the Pillar Two rules.

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

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) (Rule 10b5-1 Trading Plan) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among the Company, Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
10.1*	Offer Letter, dated February 1, 2025 between the Registrant and Perrin Wilson.
10.2	Separation and Release of Claims Agreement, dated as of May 23, 2025, by and between Climb Bio, Inc. and Brett Kaplan, M.D.	8-K	001-40708	10.1	5/23/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Climb Bio, Inc.

Date: August 12, 2025	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Cindy Driscoll
Cindy Driscoll
Senior Vice President, Finance (Principal Financial Officer)