Form 10-Q
period 2025-09-30
Climb Bio, Inc.
filed 2025-11-06
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 68,184,435 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We have nine pending U.S. nonprovisional patent applications, three pending Patent Cooperation Treaty international patent applications (each, a PCT application), and six pending ex-U.S. patent applications with respect to budoprutug and we have one exclusively in-licensed PCT application under the technology transfer and exclusive license agreement (the Mabworks Agreement) with Beijing Mabworks Biotech Co., Ltd. (Mabworks) and co-own one U.S. provisional patent application with Mabworks with respect to CLYM116. We can provide no assurance that any of our current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Climb Bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$25,803	$87,229
Short-term marketable securities	61,098	63,690
Prepaid expenses and other current assets	4,063	3,953
Total current assets	90,964	154,872
Long-term marketable securities	88,930	61,610
Operating lease right-of-use assets	562	490
Property and equipment, net	318	199
Other long-term assets	1,530	16
Total assets	$182,304	$217,187
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$477	$705
Accrued expenses and other current liabilities	4,244	4,069
Operating lease liabilities	228	157
Total current liabilities	4,949	4,931
Operating lease liabilities, net of current portion	352	375
Total liabilities	5,301	5,306
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 68,184,435 and 67,255,434 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	448,738	441,727
Accumulated other comprehensive income	469	23
Accumulated deficit	(272,211)	(229,876)
Total stockholders’ equity	177,003	211,881
Total liabilities and stockholders’ equity	$182,304	$217,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$9,073	$6,240	$32,975	$8,377
Acquired in-process research and development, related party	—	—	—	51,659
General and administrative	5,819	5,492	15,612	11,073
Total operating expenses	14,892	11,732	48,587	71,109
Loss from operations	(14,892)	(11,732)	(48,587)	(71,109)
Other income (expense):
Interest income	2,037	2,785	6,497	5,611
Foreign currency gain (loss)	(33)	52	(245)	17
Total other income, net	2,004	2,837	6,252	5,628
Net loss	$(12,888)	$(8,895)	$(42,335)	$(65,481)
Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.63)	$(1.57)
Weighted-average common shares outstanding, basic and diluted	68,003,248	67,014,183	67,685,587	41,759,931

Comprehensive loss:
Net loss	$(12,888)	$(8,895)	$(42,335)	$(65,481)
Other comprehensive income:
Unrealized gain on marketable securities	151	201	446	203
Comprehensive loss	$(12,737)	$(8,694)	$(41,889)	$(65,278)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	67,255,434	$7	$441,727	$23	$(229,876)	$211,881
Vesting of restricted stock units	320,333	—	—	—	—	—
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized gain on marketable securities	—	—	—	263	—	263
Net loss	—	—	—	—	(20,781)	(20,781)
Balances at March 31, 2025	67,575,767	7	443,749	286	(250,657)	193,385
Vesting of restricted stock units	188,333	—	—	—	—	—
Stock-based compensation expense	—	—	1,013	—	—	1,013
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(8,666)	(8,666)
Balances at June 30, 2025	67,764,100	7	444,762	318	(259,323)	185,764
Vesting of restricted stock units	420,335	—	—	—	—	—
Stock-based compensation expense	—	—	3,976	—	—	3,976
Unrealized gain on marketable securities	—	—	—	151	—	151
Net loss	—	—	—	—	(12,888)	(12,888)
Balances at September 30, 2025	68,184,435	$7	$448,738	$469	$(272,211)	$177,003

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	27,626,435	$3	$263,577	$(2)	$(155,979)	$107,599
Vesting of restricted stock awards and units	24,579	—	—	—	—	—
Issuance of common stock upon exercise of stock options	10,999	—	15	—	—	15
Stock-based compensation expense	—	—	465	—	—	465
Unrealized gain on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(1,697)	(1,697)
Balances at March 31, 2024	27,662,013	3	264,057	—	(157,676)	106,384
Vesting of restricted stock awards and units	32,453	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,248,504	—	8,652	—	—	8,652
Stock-based compensation expense	—	—	512	—	—	512
Issuance of common stock in private placement, net of issuance cost of $250	31,238,282	3	119,747	—	—	119,750
Issuance of common stock for the acquisition of in-process research and development from a related party	5,560,047	1	41,867	—	—	41,868
Net loss	—	—	—	—	(54,889)	(54,889)
Balances at June 30, 2024	66,741,299	7	434,835	—	(212,565)	222,277
Vesting of restricted stock awards and units	78,358	—	—	—	—	—
Issuance of common stock upon exercise of stock options	404,103	—	2,271	—	—	2,271
Stock-based compensation expense	—	—	2,922	—	—	2,922
Unrealized gain on marketable securities	—	—	—	201	—	201
Net loss	—	—	—	—	(8,895)	(8,895)
Balances at September 30, 2024	67,223,760	$7	$440,028	$201	$(221,460)	$218,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(42,335)	$(65,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,011	3,899
Non-cash operating lease expense	144	187
Accretion of discounts on marketable securities, net	(1,763)	(232)
Depreciation and amortization expense	67	—
In-process research and development, related party	—	51,659
Unrealized foreign currency transaction (gain) loss	23	(99)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(110)	1,429
Other long-term assets	(1,514)	15
Accounts payable	(228)	(1,377)
Accrued liabilities, related party	—	(149)
Accrued expenses and other current liabilities	152	421
Operating lease liabilities	(168)	(291)
Long-term liabilities	—	(22)
Net cash used in operating activities	(38,721)	(10,041)
Cash flows from investing activities:
Purchases of property and equipment	(186)	—
Purchases of marketable securities	(103,082)	(71,789)
Maturities of marketable securities	80,563	13,751
Issuance of promissory loan in connection with asset acquisition	—	(5,000)
Cash paid in connection with asset acquisition, net of cash received	—	(4,645)
Net cash used in investing activities	(22,705)	(67,683)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	10,938
Proceeds from issuance of common stock in private placement, net of issuance costs	—	119,750
Net cash provided by financing activities	—	130,688
Effect of exchange rate changes on cash and cash equivalents	—	99
Net change in cash and cash equivalents	(61,426)	53,063
Cash and cash equivalents at beginning of period	87,229	93,112
Cash and cash equivalents at end of period	$25,803	$146,175
Supplemental disclosure of cash flow information:
Operating lease liabilities arising from obtaining right-of-use assets	$216	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in exchange for in-process research and development	$—	$41,867
Settlement of promissory loan in connection with asset acquisition	$—	$5,036

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

There can be no assurance that any future research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any product candidate developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if any future product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

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

The accompanying condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements as of and for the year ended December 31, 2024, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the condensed results of its operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $272.2 million as of September 30, 2025 and expects to incur additional losses from operations in the future. In March 2025, the Company entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which the Company may offer and sell shares of its common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at the market offering. During the three and nine months ended September 30, 2025, the Company did not issue and sell any shares of its common stock pursuant to the Distribution Agreement.

The Company believes its available cash, cash equivalents and marketable securities of $175.8 million as of September 30, 2025 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements, and the Company anticipates that it will need to raise substantial financing in the future to fund its operations. The Company may finance future cash needs through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

Concentration of Credit Risk and Significant Suppliers and Manufacturers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash is held by one financial institution in the United States (U.S.) and one financial institution in the United Kingdom (U.K.). The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation’s and Financial Services Compensation Scheme’s, respectively, insured limits. As of September 30, 2025, the Company had investments in money market funds and marketable securities, which are held in a segregated account at a third-party custodian. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Through September 30, 2025, and the date of this filing, the Company has not experienced any losses on such investments.

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

4. Marketable Securities

Marketable securities consisted of available-for-sale securities as follows (in thousands):

	As of September 30, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$31,303	$66	$(1)	$31,368
U.S. Treasury securities	29,644	86	—	29,730
Total short-term marketable securities	$60,947	$152	$(1)	$61,098
Long-term marketable securities:
Corporate bonds	$72,111	$243	$—	$72,354
U.S. Treasury securities	10,003	69	—	10,072
U.S. government agency debt securities	6,498	6	—	6,504
Total long-term marketable securities	$88,612	$318	$—	$88,930

	As of December 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$33,519	$23	$(5)	$33,537
U.S. Treasury securities	30,130	27	(4)	30,153
Total short-term marketable securities	$63,649	$50	$(9)	$63,690
Long-term marketable securities:
Corporate bonds	$33,982	$16	$(43)	$33,955
U.S. Treasury securities	24,146	23	(15)	24,154
U.S. government agency debt securities	3,500	1	—	3,501
Total long-term marketable securities	$61,628	$40	$(58)	$61,610

As of September 30, 2025, the Company’s long-term marketable securities have contractual maturity dates between one and two years. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2025 and December 31, 2024, because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,776	$—	$—	$23,776
Marketable securities:
U.S. Treasury securities	39,802	—	—	39,802
Corporate bonds	—	103,722	—	103,722
U.S. government agency debt securities	—	6,504	—	6,504
Total marketable securities	39,802	110,226	—	150,028
Total assets	$63,578	$110,226	$—	$173,804

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,612	$—	$—	$85,612
Marketable securities:
U.S. Treasury securities	54,307	—	—	54,307
Corporate bonds	—	67,492	—	67,492
U.S. government agency debt securities	—	3,501	—	3,501
Total marketable securities	54,307	70,993	—	125,300
Total assets	$139,919	$70,993	$—	$210,912

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued external research and development expenses	$2,071	$1,237
Accrued payroll and related expenses	1,540	1,997
Accrued professional fees	556	746
Other accrued expenses and current liabilities	77	89
Total accrued expenses and other current liabilities	$4,244	$4,069

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

There have been no other material changes to the Company’s lease agreements during the three and nine months ended September 30, 2025. For additional information on the Company's operating leases, see Note 8, Commitments and Contingencies, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In addition, the Company inherited the rights and obligations, including financial obligations, under the CRH Agreement (as defined below) and the ProBioGen Agreement (as defined below). In consideration for the license and other rights the Company received under the Asset Purchase Agreement, with respect to Products (as defined in the Asset Purchase Agreement), the Company is obligated to (i) make total payments of up to $157.5 million to Acelyrin upon the achievement of various development, regulatory and commercial milestones, (ii) pay royalties in the single-digit percentages, subject to specified reductions, to Acelyrin on worldwide net sales in a given calendar year, and (iii) make non-refundable and non-creditable payments to Acelyrin on sublicense income with rates ranging from the low single digit to mid-teen percent depending on the stage of development of the most advanced licensed product incorporating or comprising budoprutug at the time of such sublicense. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. As of September 30, 2025, the Company has not recorded expense related to milestone payments under the Asset Purchase Agreement.

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

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date and up to an aggregate of £106.8 million ($143.6 million as of September 30, 2025) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales. The Company is also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and nine months ended September 30, 2025, the Company recorded $0.3 million of research and development expense related to a milestone.

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

The Company is obligated to (i) make payments of up to €10.0 million ($11.7 million as of September 30, 2025) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($8.2 million as of September 30, 2025) upon the achievement of certain sales milestones. If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.2 million as of September 30, 2025). The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and nine months ended September 30, 2025, the Company recorded nil and $0.8 million, respectively, of research and development expense related to a milestone.

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

The Company recorded the upfront payment of $9.0 million as research and development expenses in the condensed consolidated statements of operations and comprehensive loss in the first quarter of 2025. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. As of September 30, 2025, the Company has not recorded expense related to milestone payments under the Mabworks Agreement.

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

8. Stock-Based Compensation

2019 and 2021 Equity Incentive Plans

The Company has outstanding awards under its 2019 Equity Incentive Plan (the 2019 Plan), but is no longer granting awards under this plan. The Company’s 2021 Equity Incentive Plan (the 2021 Plan and, together with the 2019 Plan, the Plans) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors and consultants. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available for grant under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 3,362,771 shares effective as of January 1, 2025 in accordance with the provisions of the 2021 Plan described above. As of September 30, 2025, 3,424,999 shares remained available for future grant under the 2021 Plan.

Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Options expire no later than ten years from the date of the grant.

2025 Inducement Plan

In March 2025, the Company’s board of directors adopted the 2025 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 1,250,000 shares of its common stock. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). On September 30, 2025, the Company’s board of directors approved an amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance under the Inducement Plan by 750,000 shares. As of September 30, 2025, 1,080,000 shares remained available for issuance under the Inducement Plan.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the ESPP) allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 672,554 shares effective as of January 1, 2025 in accordance with the provisions of the ESPP described above. As of September 30, 2025, no shares had been granted or purchased under the ESPP and 1,736,779 shares remained available for issuance under the ESPP.

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

The relevant data used to determine the fair value of the stock option grants during the three and nine months ended September 30, 2025 and 2024 is as follows, presented on a weighted-average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	101.7%	104.0%	104.2%	103.9%
Risk-free interest rate	3.9%	3.7%	4.4%	4.0%
Expected dividend yield	—	—	—	—

Stock Option Activity

Outstanding stock options consist of option grants with service-based vesting conditions, typically 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years. The activity for stock options is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,817,751	$6.49	6.87	$19
Options granted	4,342,196	1.64
Options forfeited	(2,089,910)	4.92
Outstanding as of September 30, 2025	5,070,037	$2.98	9.20	$1,606
Vested and expected to vest as of September 30, 2025	5,070,037	$2.98	9.20	$1,606
Options exercisable as of September 30, 2025	531,485	$6.37	8.01	$58

The aggregate intrinsic value disclosed in the above table is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.35 and $5.91 per share, respectively.

Restricted Stock Units

The Company has outstanding RSUs with service-based vesting conditions and RSUs with performance-based vesting conditions. The activity for RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,228,876	$7.17
Vested	(929,001)	7.27
Forfeited	(92,500)	5.43
Unvested at September 30, 2025	207,375	$7.50

Stock-Based Compensation

The following table sets forth stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$1,801	$1,758	$3,228	$2,313
General and administrative expenses	2,175	1,164	3,783	1,586
Total stock-based compensation expense	$3,976	$2,922	$7,011	$3,899

Stock-based compensation expense for the three and nine months ended September 30, 2025 included $3.0 million related to performance-based RSUs that vested in the three months ended September 30, 2025 upon achievement of the performance conditions.

As of September 30, 2025, there was $10.2 million of total unrecognized compensation cost related to unvested awards expected to vest, which is expected to be recognized over a weighted average period of 2.9 years.

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

The following table sets forth the outstanding potentially dilutive securities, presented as of period-end, that have been excluded in the calculation of diluted net loss per share for the periods presented because to do so would be anti-dilutive:

	September 30,
	2025	2024
Stock options to purchase common stock	5,070,037	2,832,169
Unvested restricted stock awards and units	207,375	1,248,085
Total potentially dilutive shares	5,277,412	4,080,254

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

In addition to the significant expense categories included within net loss presented on the unaudited condensed consolidated statements of operations and comprehensive loss, the following table sets forth disaggregated research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct research and development expenses:
Budoprutug	$4,883	$2,138	$15,545	$2,180
CLYM116[1]	648	—	9,913	—
Legacy programs[2]	16	61	89	168
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	3,132	4,016	6,341	5,841
Other research and development expenses	394	25	1,087	188
Total research and development expenses	$9,073	$6,240	$32,975	$8,377

1 Includes the upfront payment and the associated direct transaction costs incurred in connection with the Mabworks Agreement for the nine months ended September 30, 2025.

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

In March 2025, we received clearance from the FDA for a Phase 2, dose range finding clinical trial of budoprutug in pMN. Budoprutug was previously evaluated in a Phase 1b clinical trial in pMN, the results of which suggest that budoprutug may offer the opportunity to induce remission of pMN in patients with moderate to severe disease. In that clinical trial, three out of five patients (60%) that received four doses of budoprutug and completed at least 48-weeks of follow-up achieved a complete remission of proteinuria, an important clinical endpoint in pMN. In October 2025, we published long-term follow-up clinical data from the previously conducted Phase 1b clinical trial, which demonstrated long-term control of proteinuria for up to three years after initial dosing in four patients who received up to four doses of budoprutug. Additionally, in three of the patients, no further immunosuppressive treatment was required. In the trial, no treatment-related adverse events grade 3 or higher were observed. Notably, the FDA has granted budoprutug orphan drug designation for the treatment of pMN. We have initiated our Phase 2 clinical trial of budoprutug in pMN (PrisMN) in multiple countries, continue to pursue regulatory clearance to open additional trial sites outside the United States and expect to dose our first patient in the coming weeks. PrisMN, an open-label, dose-ranging Phase 2 clinical trial, is designed to further evaluate safety, pharmacokinetics, pharmacodynamics (including B cells, anti-PLA2R and total immunoglobulin), and preliminary efficacy, including complete and partial remission, and identify a dose to carry forward into Phase 3.

Separately, in March 2025, we received clearance from the FDA for our IND application to initiate an open-label, dose-escalation Phase 1b/2a clinical trial of budoprutug in patients with ITP to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy, including B cell depletion and platelet counts. We have also received regulatory clearance for this trial in multiple countries outside the United States, and we continue to activate sites and enroll and dose patients. Results from this trial are expected to provide a deeper understanding of budoprutug activity and dosing and will inform future development efforts in ITP and other immune-mediated diseases. We expect to have initial data, including preliminary efficacy, from the Phase 1b/2a clinical trial in ITP in the second half of 2026.

In October 2024, we received clearance from the FDA for our IND application to initiate an open-label, dose-escalation Phase 1b clinical trial of budoprutug in patients with SLE to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy, including B-cell depletion, autoantibody levels, and clinical activity. We have also received regulatory clearance for this trial in multiple countries outside the United States, and we continue to activate sites and enroll and dose patients. Results from this trial are expected to provide insights into budoprutug activity after a single intravenous dose and will also inform future development efforts for the program broadly. We expect to have initial data, including preliminary efficacy, from the Phase 1b clinical trial in SLE in the second half of 2026.

Each of our clinical trials of budoprutug in pMN, ITP and SLE will be conducted using an intravenous (IV) formulation of budoprutug. In parallel, we are advancing a subcutaneous (SC) formulation of budoprutug, which together with the IV formulation, may provide the opportunity for a patient-tailored approach to treatment. We obtained additional non-clinical data for the SC formulation in the first half of 2025, which demonstrated high bioavailability and favorable tolerability. In August 2025, we received clearance for our clinical trial application (CTA) to initiate a Phase 1 clinical trial in healthy volunteers with the SC formulation in Australia to evaluate bioavailability, pharmacokinetics, and pharmacodynamics. We are actively enrolling and dosing subjects in this trial and expect to have initial clinical data in the first half of 2026.

In addition to budoprutug, we are also developing CLYM116, an anti-APRIL (A Proliferation-Inducing Ligand) mAb for patients with immunoglobulin A nephropathy (IgAN) and other B-cell mediated diseases. CLYM116 utilizes a novel mechanism of action to prevent APRIL signaling, potently blocking binding of APRIL to its receptors and also promoting lysosomal APRIL degradation via a pH-dependent bind-and-release design. Through its unique binding profile, and this ‘sweeper’ mechanism of action, CLYM116 has the potential to enable more rapid, deep and durable inhibition of APRIL signaling. We completed IND-enabling studies for CLYM116 and reported preclinical data from a completed nonhuman primate study comparing CLYM116 to sibeprenlimab, a first-generation anti-APRIL monoclonal antibody, in September 2025. The preclinical data demonstrated improvement versus sibeprenlimab, including high bioavailability, prolonged exposure, with an approximately two to three times longer half-life across doses, and deeper and more prolonged IgA reduction. Additional in vivo studies in mice showed enhanced APRIL elimination and antibody recycling relative to sibeprenlimab. In October 2025, we received clearance for our CTA to initiate a Phase 1 clinical trial in healthy volunteers with CLYM116 in Australia. We expect to dose the first subject by year-end 2025 and anticipate having initial clinical data from the Phase 1 trial in mid-2026.

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

We have incurred significant operating losses since inception, as we have devoted substantially all of our resources to organizing and staffing our company, identifying, acquiring and in-licensing potential product candidates, business planning, raising capital, undertaking research, executing preclinical studies and clinical development trials, and providing general and administrative support for business activities. We incurred net losses of $12.9 million and $42.3 million for the three and nine months ended September 30, 2025, respectively. We had an accumulated deficit of $272.2 million as of September 30, 2025.

Since our inception, we have primarily funded our operations with net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering (IPO) of common stock in 2021, and the sale and issuance of shares in a private placement of our common stock that we completed in June 2024 in connection with the Acquisition. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. We expect to continue to incur operating losses for the foreseeable future. Until such time, if ever, as we can generate significant revenue from product sales, we may finance our operations through equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all.

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

Mabworks Agreement

On January 8, 2025, we entered into the Mabworks Agreement for rights to develop and commercialize CLYM 116 in the territory outside of Greater China. Under the terms of the Mabworks Agreement, we made an upfront cash payment of $9.0 million to Mabworks. We will be required to make certain additional payments upon the achievement of specified development, regulatory and commercial milestones, and to pay low- to mid-single digit tiered royalties on net sales outside of Greater China. The upfront payment of $9.0 million was included in research and development expenses in the first quarter of 2025.

Components of Operating Results

Operating Expenses

Our operating expenses consist of (i) research and development expenses, (ii) acquired IPR&D expense, related party, and (iii) general and administrative expenses.

Research and Development

Research and development expenses consist of costs incurred for our research and development activities, including development of our product candidates, budoprutug and CLYM116, and our previous product candidates, ETX-123 and ETX-155, consisting primarily of the following:

•
employee-related expenses, such as salaries, bonuses, benefits, stock-based compensation, and termination benefits, for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs and consultants;
•
the cost of third-party suppliers and manufacturers for material used in our development activities, including under agreements with contract development and manufacturing organizations (CDMOs);
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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to CDMOs, CROs, consultants and contractors, in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with facility expenses, or other indirect costs, to specific programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our Phase 1 clinical trial of the SC formulation of budoprutug, our Phase 1 clinical trial of CLYM116, and any future clinical trials of our product candidates;
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
•
the potential delays in our preclinical studies, our development programs and our clinical trial activities due to the effects of global events, including macroeconomic conditions and supply chain disruptions;
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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses such as salaries, bonuses, benefits, stock-based compensation, and termination benefits, for our personnel in executive, finance and accounting, legal, human resources, business development, information technology and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and intellectual property, professional fees for accounting, audit, regulatory, tax and consulting services, insurance costs, as well as investor and public relations costs.

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

Foreign Currency Gain (Loss)

Our foreign currency gain (loss) consists of foreign exchange gains and losses resulting from remeasurement of foreign currency transactions to the U.S. Dollar.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$
Operating expenses:
Research and development	$9,073	$6,240	$2,833
General and administrative	5,819	5,492	327
Total operating expenses	14,892	11,732	3,160
Loss from operations	(14,892)	(11,732)	(3,160)
Other income (expense):
Interest income	2,037	2,785	(748)
Foreign currency gain (loss)	(33)	52	(85)
Total other income, net	2,004	2,837	(833)
Net loss	$(12,888)	$(8,895)	$(3,993)

Operating Expenses

Research and Development

The following table sets forth our research and development expenses (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$
Direct research and development expenses:
Budoprutug	$4,883	$2,138	$2,745
CLYM116	648	—	648
Legacy programs	16	61	(45)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	3,132	4,016	(884)
Other research and development expenses	394	25	369
Total research and development expenses	$9,073	$6,240	$2,833

Research and development expenses increased from $6.2 million for the three months ended September 30, 2024 to $9.1 million for the three months ended September 30, 2025. The increase was due primarily to an increase of $2.7 million in costs incurred for our budoprutug program, which we acquired as part of the Acquisition on June 27, 2024. The increase was driven primarily by increased costs as we advanced our clinical trials of budoprutug in pMN, ITP and SLE, partially offset by lower manufacturing costs. Costs of $0.6 million for our CLYM116 program, which we licensed in January 2025, consisted primarily of manufacturing costs. Personnel-related expenses decreased by $0.9 million due primarily to prior year restructuring costs, partially offset by increased headcount.

General and Administrative

General and administrative expenses increased by $0.3 million from $5.5 million for the three months ended September 30, 2024 to $5.8 million for the three months ended September 30, 2025. The increase was due primarily to higher personnel-related expenses of $0.8 million from increased headcount and stock-based compensation expense, partially offset by a decrease due to prior year restructuring costs. General and administrative expenses for the three months ended September 30, 2025 and 2024 included stock-based compensation expense of $2.2 million and $1.2 million, respectively. The increase in personnel-related expenses was partially offset by higher legal expenses in the prior year.

Other Income (Expense)

Interest Income

Interest income decreased from $2.8 million for the three months ended September 30, 2024 to $2.0 million for the three months ended September 30, 2025, due primarily to lower invested balances during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) was not material in either of the three months ended September 30, 2025 or 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$
Operating expenses:
Research and development	$32,975	$8,377	$24,598
Acquired in-process research and development, related party	—	51,659	(51,659)
General and administrative	15,612	11,073	4,539
Total operating expenses	48,587	71,109	(22,522)
Loss from operations	(48,587)	(71,109)	22,522
Other income (expense):
Interest income	6,497	5,611	886
Foreign currency gain (loss)	(245)	17	(262)
Total other income, net	6,252	5,628	624
Net loss	$(42,335)	$(65,481)	$23,146

Operating Expenses

Research and Development

The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$
Direct research and development expenses:
Budoprutug	$15,545	$2,180	$13,365
CLYM116	9,913	—	9,913
Legacy programs	89	168	(79)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	6,341	5,841	500
Other research and development expenses	1,087	188	899
Total research and development expenses	$32,975	$8,377	$24,598

Research and development expenses increased from $8.4 million for the nine months ended September 30, 2024 to $33.0 million for the nine months ended September 30, 2025. The increase was due primarily to an increase in costs of $13.4 million for our budoprutug program, which we acquired as part of the Acquisition on June 27, 2024. The increase was driven primarily by increased costs as we advanced our clinical trials of budoprutug in pMN, ITP and SLE and increased manufacturing costs, and milestone payments under our license agreements. Costs of $9.9 million for our CLYM116 program, which we licensed in January 2025, consisted primarily of an upfront payment of $9.0 million under the Mabworks Agreement and manufacturing costs. Personnel-related expenses increased by $0.5 million due primarily to increased headcount and stock-based compensation expense, partially offset by a decrease due to prior year restructuring costs. Research and development expenses for the nine months ended September 30, 2025 and 2024 included stock-based compensation expense of $3.2 million and $2.3 million, respectively.

Acquired In-Process Research and Development, Related Party

Acquired IPR&D expense, related party was $51.7 million for the nine months ended September 30, 2024. This amount represents the recognition of IPR&D expense from the Acquisition completed on June 27, 2024.

General and Administrative

General and administrative expenses increased by $4.5 million from $11.1 million for the nine months ended September 30, 2024 to $15.6 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in personnel-related expenses of $3.1 million from increased headcount and stock-based compensation expense. General and administrative expenses for the nine months ended September 30, 2025 and 2024 included stock-based compensation expense of $3.8 million and $1.6 million, respectively. Legal expenses also increased by $0.7 million.

Other Income (Expense)

Interest Income

Interest income increased from $5.6 million for the nine months ended September 30, 2024 to $6.5 million for the nine months ended September 30, 2025 due to higher invested balances during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) was not material in either of the nine months ended September 30, 2025 or 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with net proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our IPO of common stock in 2021, and the sale and issuance of shares of our common stock in a private placement we completed in June 2024 in connection with the Acquisition. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $175.8 million.

In March 2025, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which we may offer and sell shares of our common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at the market offering. During the three and nine months ended September 30, 2025, we did not issue and sell any shares of our common stock pursuant to the Distribution Agreement.

Cash Flows

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(38,721)	$(10,041)
Net cash used in investing activities	(22,705)	(67,683)
Net cash provided by financing activities	—	130,688

Operating activities

For the nine months ended September 30, 2025, net cash used in operating activities was $38.7 million, resulting from our net loss of $42.3 million and cash used by changes in our operating assets and liabilities of $1.9 million, partially offset by $5.5 million in non-cash charges. Cash used by changes in our operating assets and liabilities primarily consisted of an increase in other long-term assets of $1.5 million.

For the nine months ended September 30, 2024, net cash used in operating activities was $10.0 million, resulting from our net loss of $65.5 million, partially offset by $55.4 million in non-cash charges, which consisted primarily of our IPR&D charge of $51.7 million. Cash provided by changes in our operating assets and liabilities was not meaningful as a decrease in prepaid expense and other current assets of $1.4 million was almost entirely offset by increases in accounts payable, accrued expense amounts and operating lease liabilities.

Investing activities

For the nine months ended September 30, 2025, net cash used in investing activities was $22.7 million, consisting primarily of purchases of $103.1 million of marketable securities, partially offset by $80.6 million in proceeds received from maturities of marketable securities.

For the nine months ended September 30, 2024, net cash used by investing activities was $67.7 million, consisting primarily of purchases of $71.8 million of marketable securities, the issuance of a promissory loan of $5.0 million and cash paid of $4.6 million in connection with the Acquisition, partially offset by $13.8 million in proceeds received from maturities of marketable securities.

Financing activities

For the nine months ended September 30, 2025, there were no financing activities.

For the nine months ended September 30, 2024, net cash provided by financing activities was $130.7 million, consisting of $119.7 million in proceeds received from the issuance of our common stock in the private placement completed in June 2024 in connection with the Acquisition and $10.9 million in proceeds from exercises of stock options.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our Phase 1 clinical trial of the SC formulation of budoprutug, our Phase 1 clinical trial of CLYM116, and any future clinical trials of our product candidates;
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
•
the potential delays in our preclinical studies, our development programs and our clinical trial activities due to the effects of global events, including macroeconomic conditions and supply chain disruptions;
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

We have obligations under an asset purchase agreement (the Asset Purchase Agreement) with Acelyrin, Inc. (Acelyrin) with respect to Products (as defined in the Asset Purchase Agreement) and certain license agreements that obligate us to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. We are unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of these milestone and royalty obligations.

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

A summary of our critical accounting policies is presented in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three or nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2025 because of the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of September 30, 2025. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Remediation Efforts to Address Material Weaknesses

Management has concluded that the material weaknesses in internal control over financial reporting were due to the fact that we were a private company with limited resources when the material weaknesses were identified for the year ended December 31, 2020, and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee our business processes and controls.

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

We are a clinical-stage biotechnology company with a limited operating history. Our efforts are focused primarily on the treatment of unmet needs in immune-mediated diseases. We are initially developing our lead product candidate budoprutug in pMN, ITP and SLE. In addition, in January 2025, we expanded our pipeline of B-cell targeted therapeutics by entering into the Mabworks Agreement, pursuant to which Mabworks granted us licenses to develop, manufacture and commercialize CLYM116, an anti-APRIL monoclonal antibody, and products containing CLYM116.

To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from the sale of products, and we do not expect to generate any revenue for the foreseeable future. Budoprutug and CLYM116 are both in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception. Our net losses were $12.9 million and $42.3 million for the three and nine months ended September 30, 2025, respectively. We had an accumulated deficit of $272.2 million as of September 30, 2025. We expect to continue to incur substantial expenses and operating losses for the foreseeable future as we continue to develop our product candidates. As a result, we expect to continue to incur significant losses for the foreseeable future as we:

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

On June 27, 2024, we completed the Acquisition. As a result of the Acquisition, certain legacy Tenet agreements effectively became agreements of ours, including the Asset Purchase Agreement, the amended and restated license agreement (the CRH Agreement) with Cancer Research Technology Limited (CRH), and the cell line development, manufacturing services and license agreement (the ProBioGen Agreement) originally entered into by ValenzaBio, Inc. and ProBioGen AG (ProBioGen). In addition, in January 2025, we entered into the Mabworks Agreement, pursuant to which we obtained licenses to develop, manufacture and commercialize CLYM116, and products containing CLYM116, in certain territories. Under the Asset Purchase Agreement with respect to Products (as defined in the Asset Purchase Agreement), the CRH Agreement, the ProBioGen Agreement, and the Mabworks Agreement, we are subject to significant potential future obligations, including obligations to pay certain contingent development, commercial, sales and/or regulatory milestones and royalties, as well as other obligations, as applicable. Certain of these agreements set forth specific development, regulatory and commercial events, the occurrence of which would result in related payments that we would be obligated to make.

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

We had cash, cash equivalents and marketable securities of $175.8 million as of September 30, 2025. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we will need additional capital to advance and expand our research pipeline, conduct preclinical studies and clinical trials, proceed to develop and commercialize any approved products, and explore other pipeline opportunities. Our estimates of the sufficiency of our cash, cash equivalents and marketable securities are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our Phase 1 clinical trial of the SC formulation of budoprutug, our Phase 1 clinical trial of CLYM116, and any future clinical trials of our product candidates;
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
•
the potential delays in our preclinical studies, our development programs and our clinical trial activities due to the effects of global events, including macroeconomic conditions and supply chain disruptions;
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

Our ability to generate revenue from product sales or achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize our product candidates or any products that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when our product candidates will generate revenue from product sales for us, if at all. Our ability to generate revenue also depends on a number of additional factors, including our or any future collaborators’ ability to:

•
complete and submit INDs to the FDA that allow commencement of clinical trials for our product candidates;
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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, our product candidates may not advance through development or achieve the endpoints of applicable clinical trials. We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we can complete the development and regulatory process for our product candidates, we anticipate incurring significant costs associated with commercializing any such products.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the product candidate is potent, safe and pure for use for that target indication and that the manufacturing facilities, processes and controls are adequate. If our product candidates encounter undesirable safety signals, insufficient efficacy results, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

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

Further, on September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer (DTC) prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” The same day, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA issued a generic “notice letter” to a substantial number of companies directing such companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” When and if our product candidates are approved, we will need to maintain a robust compliance program and processes designed to ensure that all such advertising activities are performed in a legal and compliant manner with anticipated rule changes at the FDA and possibly other agencies.

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

In certain circumstances, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. If a company engages in such communications consistent with the recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. In addition, under guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our product candidates.

Existing government regulations may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Our ability to develop and market new product candidates may also be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the district court in Texas agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new product candidates and to maintain approval of any product candidates, if and when approved, could be delayed, undermined or subject to protracted litigation.

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

A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further preclinical or clinical development of our product candidates. Our success is heavily dependent on the progress and outcomes of our development efforts, including our Phase 2 clinical trial of budoprutug for pMN, our Phase 1b/2a clinical trial of budoprutug for ITP, our Phase 1b clinical trial of budoprutug for SLE, our Phase 1 clinical trial of the SC formulation of budoprutug in healthy volunteers, and our Phase 1 clinical trial of CLYM116. In addition, the commencement and rate of completion of preclinical studies and clinical trials may be delayed by many factors, including:

•
inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
•
preclinical studies or clinical trials may show a product candidate to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or have unacceptable side effects or toxicities;
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
•
delays in reaching a consensus with regulatory authorities on trial design and any preclinical studies required in support of our product candidates and the potential for a delay in site initiations;
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
•
developments on trials conducted by competitors for related technology that raise FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump

Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump Administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The U.S. District Court for the District of Columbia ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.

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

If we seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and jurisdictions and may include all of the risks associated with FDA approval described above and risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ jurisdiction-to-jurisdiction from that required to obtain FDA approval. Approval by foreign regulatory authorities does not ensure approval by the FDA and, similarly, approval by the FDA does not ensure approval by regulatory authorities outside the U.S. Successful completion of clinical trials is a prerequisite to submitting a marketing application to foreign regulatory authorities or the FDA for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidate.

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
•
regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such product;
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

If we encounter difficulties enrolling and/or retaining patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to continue our ongoing clinical trials or initiate new clinical trials on a timely basis or at all if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. There may be limited patient pools from which to draw for clinical trials.

The eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our clinical trials may be affected by other factors, including:

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

Our inability to enroll enough patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials. Delays in patient enrollment may result in increased costs, affect the timing or outcome of our clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, even if we can enroll enough patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing budoprutug or CLYM116. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches.

The competitive landscape for budoprutug includes multiple companies developing biologics and other modalities targeting CD19 for immune-mediated diseases. We are aware of several companies developing naked monoclonal antibodies, including Amgen, which has an approved treatment, UPLIZNA (inebilizumab), for neuromyelitis optica spectrum disorder and immunoglobulin G4-related disease, and has also filed a BLA for generalized myasthenia gravis, and IASO Biotherapeutics (RD129/IASO782 in Phase 1 development for autoimmune disease). Eli Lilly is developing a non-depleting CD19-targeted antibody (LY-3541860) and AbbVie is developing a CD19-targeting glucocorticoid receptor modulator antibody-drug conjugate (ABBV-319). Companies developing bispecific T-cell engagers or CD19 bifunctional monoclonal antibodies include but are not limited to, Cullinan Therapeutics (CLN-978), Zenas BioPharma (obexelimab), Roche (RG6382) and Merck (CN201). Companies developing CD19 chimeric antigen receptor T-cell (CAR-T) and chimeric antigen receptor-natural killer (CAR-NK) therapies include but are not limited to Novartis, Bristal Meyers Squibb, Cabaletta Bio, Kyverna Therapeutics and Nkarta.

The competitive landscape for CLYM116 includes but is not limited to companies developing biologics targeting APRIL or BAFF/APRIL, such as Otsuka (sibeprenlimab; BLA filed), Novartis (zigakibart), Jade Biosciences (JADE-101), Vertex Pharmaceuticals (povetacicept) and Vera Therapeutics (atacicept), companies targeting CD38, such as Biogen (felzartamab) and Takeda Pharmaceuticals (mezagitamab), and companies developing degraders for IgAN such as Biohaven (BHV-1400).

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

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump’s Executive Order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the Trump Administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the Trump Administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

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

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the federal government shut down on October 1, 2025. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to continue our operations.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, the current and any future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if any of our product candidates are the subject of Medicare price negotiations. Given this risk, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any product candidate, if approved, or the full value of our patents protecting any such approved drug products if prices are set after any such approved products have been on the market for nine years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act (OBBBA) on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.”

On September 30, 2025, the Trump Administration announced that Pfizer Inc. had agreed to base its pharmaceutical prices in the U.S. on MFN pricing. According to a White House fact sheet, the agreement “will provide every State Medicaid program in the country access to MFN drug prices” on the company’s products and requires the company “to offer medicines at a deep discount off the list price when selling directly to American patients.” Pfizer Inc. indicated that the agreement “provides certainty from tariffs” and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines…at a significant discount.” Thereafter, on October 10, 2025, another pharmaceutical company, AstraZeneca PLC, announced that it, too, had reached an agreement with the administration to lower prices for “eligible patients with prescriptions for chronic diseases” in the U.S. and that it will participate in the TrumpRx direct-to-patient marketing website.

In addition, the industry is awaiting the release of the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a proposed rule by the CMS that is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the Trump Administration is seeking to advance drug pricing policy and provide an opportunity for interested parties to submit public comment as part of the rulemaking process. The implications and consequences of these actions and subsequent actions by the Trump Administration to compel an MFN regulatory pricing requirement in the U.S. continue to remain unclear and uncertain and could ultimately result in litigation.

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

The FDA granted orphan drug designation to budoprutug for the treatment of pMN. We may seek orphan drug designation for budoprutug in other specific orphan indications in which there is a medically plausible basis for the use of budoprutug and we may also seek orphan drug designation for CLYM116 or any future product candidates. We may never receive such designations. In addition, even with orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of our product candidates to meet the needs of patients with the rare disease or condition, or if a subsequent sponsor demonstrates clinical superiority over our product candidates, if approved.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025,the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, which will take effect on

April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014) (EU CTR). In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the U.K. left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could harm our business.

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

This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump Administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump Administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including the EU, Japan, South Korea and the U.K., among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, the President issued an executive order detailing new reciprocal tariff rates for individual countries with an effective date of August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%, with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the EU, Japan, South Korea and the U.K.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump Administration had now “begun preparing” tariffs on manufacturers that don’t build in the U.S. or enter into an MFN drug pricing agreement with the Trump Administration.

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

For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics (together, Wuxi) over alleged ties to the Chinese military. In addition, in 2024, the U.S. Congress considered legislation referred to as the BIOSECURE Act. If this legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for FY 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. This list currently includes BGI Group, BGI Genomics Co., Ltd. (BGI), Forensic Genomics International (FGI), and MGI Tech Co., Ltd. (MGI), but does not include WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither may become law.

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

We rely heavily on patents, know-how and other intellectual property licensed from others. We are party to license agreements with each of CRH and Mabworks pursuant to each of which we are granted rights to intellectual property that are important to budoprutug and CLYM116, respectively.

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

We have nine pending U.S. nonprovisional patent applications, three pending PCT applications and six pending ex-U.S. patent applications with respect to budoprutug and we have one exclusively in-licensed PCT application under the Mabworks Agreement and one co-owned U.S. provisional patent application with Mabworks with respect to CLYM116. We can provide no assurance that any of our current or future patent applications will result in issued patents for budoprutug or CLYM116. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

Our success depends in significant part on our ability and the ability of our licensors, or future licensors, licensees or collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to budoprutug, CLYM116 or any other product candidates we may develop and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

With respect to budoprutug, we have nine pending U.S. nonprovisional patent applications, three pending PCT applications and six pending ex-U.S. patent applications. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and one co-owned U.S. provisional patent application with Mabworks. We can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug, CLYM116 or any other product candidates we may develop.

Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

A U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file nonprovisional patent application within 12 months of filing of the provisional patent application. With regard to such U.S. provisional patent applications, if we do not timely file any nonprovisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file nonprovisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, limit the scope or duration of the patent protection of budoprutug, CLYM116 or any other product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize budoprutug, CLYM116 or any other product candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We cannot be certain that the USPTO and courts in the U.S. or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering budoprutug, CLYM116 and any other product candidates as patentable.

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

If we cannot obtain or lose patent protection for budoprutug, CLYM116 or any other product candidates, it could have a material adverse impact on our business. Additionally, as a licensee, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. For example, under the license agreement with CRH, CRH is responsible for prosecuting and maintaining intellectual property protection for budoprutug in consultation with us. We have not had and do not have primary control over these activities for certain of our in-licensed patents or patent applications and other intellectual property rights. For example, we cannot be certain that such activities by CRH or other licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

In addition, even where we have the right to control prosecution of patent applications we have acquired or licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to our assuming control over patent prosecution. The patent prosecution process is expensive and time-consuming. We and our licensors, and any future licensors, licensees or collaborators, may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, CDMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after the initial filing date, or in some cases not at all. Therefore, we cannot be certain that we or our future licensors were the first to make the inventions claimed in our owned or any future licensed patents or pending patent applications, or were the first to file for patent protection of such inventions.

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

Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in pending applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology. Any patents that we hold or license, or may in-license in the future may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether budoprutug, CLYM116 or any other product candidates will be protectable or remain protected by valid and enforceable patents.

Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Any of the foregoing could impair our competitive position and harm our business.

The patent protection we obtain for budoprutug, CLYM116 or any other product candidates and technologies may be challenged and rendered invalid and/or unenforceable.

Even if our owned or co-owned patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity or enforceability, and such patents or patents we license from third parties, may be challenged, invalidated, narrowed or held to be unenforceable, including in the courts or patent offices in the U.S. and abroad, or circumvented.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our owned, co-owned and licensed patents or other intellectual property. In addition, our owned, co-owned and licensed patents may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications.

To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable.

In a patent infringement proceeding, a court may decide that an owned, co-owned or licensed patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our owned, co-owned and licensed patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our owned, co-owned or licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly. We may find it impractical or undesirable to enforce our intellectual property against some third parties.

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

Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement rights are not as strong as those in the U.S. These products may compete with budoprutug, CLYM116 or any other product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of budoprutug, CLYM116 or any other product candidates in any jurisdiction.

For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering budoprutug, CLYM116 or any other product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover budoprutug, CLYM116 or any other product candidates or their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market budoprutug, CLYM116 or any other product candidates. We may incorrectly determine that budoprutug, CLYM116 or any other product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market budoprutug, CLYM116 or any other product candidates.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business, and we may enter into additional license agreements in the future for budoprutug, CLYM116 or any other product candidates.

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

We obtained our right to a number of existing license agreements pursuant to the Asset Purchase Agreement. Those license agreements impose on us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.

If we fail to comply with our obligations under the Asset Purchase Agreement, Acelyrin may have the right to re-purchase the Transferred Assets (as defined in the Asset Purchase Agreement), including our rights to the licenses subject to the Asset Purchase Agreement, in which case, we may not be able to market or develop budoprutug.

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

We may need to obtain additional licenses from third parties to advance our research or commercialize budoprutug, CLYM116 or any other product candidates, and we cannot provide any assurances that third-party patents do not exist that might be enforced against budoprutug, CLYM116 or such other product candidates in the absence of such a license. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may fail to obtain any of these licenses on commercially reasonable terms, if at all.

Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize budoprutug, CLYM116 or any other product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted, or payment obligations, under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent rights and other rights to third parties;

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

Patent terms may be inadequate to protect our competitive position on budoprutug, CLYM116 or any other product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. nonprovisional filing date.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering budoprutug, CLYM116 or any other product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned, co-owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

In addition, we intend, or understand that our licensors intend, to pursue additional patent protection covering, when possible, compositions, methods of use, methods of manufacture, and dosing and formulations of budoprutug and CLYM116.

Any patent that may be issued from our owned pending patent applications relating to budoprutug is expected to expire in 2045, excluding any patent term adjustment that might be available following the grant of any such patent and any patent term extensions that might be available following the grant of marketing authorizations.

With respect to budoprutug, the issued patents, or patents that may be issued from the pending patent applications that we exclusively in-license from CRH are expected to expire in 2026, excluding any patent term adjustment that might be available following the grant of any such patent and any patent term extensions that might be available following the grant of marketing authorizations. In each instance of the above, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to budoprutug.

Any patent that may be issued from our co-owned pending patent application relating to CLYM116 is expected to expire in 2046, excluding any patent term adjustment that might be available following the grant of any such patent and any patent term extensions that might be available following the grant of marketing authorizations.

With respect to CLYM116, the patents that may be issued from the pending patent application that we exclusively in-license from Mabworks are expected to expire in 2044, excluding any patent term adjustment that might be available following the grant of any such patent and any patent term extensions that might be available following the grant of marketing authorizations. In each instance of the above, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to CLYM116.

Depending upon the timing, duration and conditions of any FDA marketing approval of budoprutug, CLYM116 or any other product candidates, one or more of our U.S. owned, co-owned or licensed patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and one or more of our foreign owned, co-owned or licensed patents may be eligible for patent term extension under similar legislation, for example, in the EU. In the U.S., the Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

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

Changes in patent law could diminish the value of our patents, thereby impairing our ability to protect our intellectual property for budoprutug, CLYM116 or any other product candidates.

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

If we or our licensors, or any future licensors or collaborators, fail to maintain the patents and patent applications covering budoprutug, CLYM116 or any other product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could negatively impact the success of our business.

Our commercial success depends upon our ability and the ability of any of our collaborators to develop, manufacture, market and sell budoprutug, CLYM116 and any other product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to budoprutug, CLYM116 or any other product candidates and technology, including re-examination, interference, post-grant review, inter partes review or derivation proceedings before the USPTO or an equivalent foreign body. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid or that we would be able to replace such technology with alternative, non-infringing technology.

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

A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could adversely affect our ability to commercialize budoprutug, CLYM116 or any other product candidates we may develop, and any other product candidates or technologies covered by the asserted third- party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

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

Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology or product candidates. A finding of infringement could prevent us from commercializing budoprutug, CLYM116 or any other product candidates we may develop or force us to cease some of our business operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing events would harm our business.

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

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to initiate anticipated clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize budoprutug, CLYM116 or any other product candidates, if approved. Any of the foregoing events would harm our business.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own, co-own or license now or own, co-own or license in the future;
•
we, or our current or future licensors, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own, co-own or license now or own, co-own or license in the future;
•
we, or our current or future licensors, might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that our pending owned, co-owned or licensed patent applications or those that we may own, co-own or license in the future will not lead to issued patents; issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product candidates, completion of our clinical trials, commercialization of any such product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

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

Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the U.S.

Our business is subject to risks associated with conducting business internationally. Our business strategy incorporates potential international expansion as we seek to conduct clinical trials, obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the U.S. For example, we are actively conducting clinical trials in multiple countries outside of the United States, including in Australia and Europe. If budoprutug, CLYM116 or any of our future product candidates are approved in international jurisdictions, we may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of risks, including but not limited to:

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

Our stock price has been volatile. Through September 30, 2025, our stock price has fluctuated from a high trading price of $29.69 per share in August 2021 to a low trading price of $1.13 in April 2025. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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

In addition, we agreed to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after it was filed with the SEC and to keep such registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act.

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

Based upon our common stock outstanding as of September 30, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 61.8% of our outstanding common stock. In particular, affiliates of RA Capital Management, L.P., own approximately 46.1% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and principal stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which you may be able to sell shares of common stock.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of September 30, 2025. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4, “Controls and Procedures,” of this Quarterly Report.

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

If equity research analysts publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over these equity research analysts or the content and opinions included in any reports they may publish about us. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research.

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

We could be an “emerging growth company” until December 31, 2026, although circumstances could cause us to lose that status earlier. We are also a “smaller reporting company,” as defined in the Exchange Act. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

We are currently evaluating the potential impacts that Pillar Two rules may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which we do business. In addition, the OBBBA was signed into law in the United States in July 2025. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, including tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and provisions related to the international tax framework.

Any new or modified taxes, including the Pillar Two rules, or regulatory guidance under the OBBBA or other tax-related legislation, could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) (Rule 10b5-1 Trading Plan) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among the Company, Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
10.1*	2025 Inducement Plan, as amended
10.2	Offer Letter, dated September 30, 2025 between the Registrant and Susan Altschuller, Ph.D., MBA	8-K	001-40708	10.1	10/1/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Climb Bio, Inc.

Date: November 6, 2025	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Susan Altschuller
Susan Altschuller, Ph.D., MBA
Chief Financial Officer (Principal Financial Officer)