Form 10-Q
period 2026-03-31
Climb Bio, Inc.
filed 2026-05-07
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 57,260,523 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe our cash, cash equivalents and marketable securities, including the proceeds from our private placement in April 2026, will be sufficient to fund our operating expenses and capital expenditure requirements;
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
•
With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending Patent Cooperation Treaty international patent applications (each, a PCT application), and eight pending ex-U.S. patent applications, and we have also exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement (the CRH Agreement) with Cancer Research Technology Limited (CRH). With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own three pending provisional patent applications with Mabworks. We can provide no assurance that any of our current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Climb Bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$8,356	$35,685
Short-term marketable securities	101,208	65,395
Prepaid expenses and other current assets	3,840	4,769
Total current assets	113,404	105,849
Long-term marketable securities	36,741	59,572
Operating lease right-of-use assets	447	505
Property and equipment, net	250	288
Other long-term assets	1,530	1,530
Total assets	$152,372	$167,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$860	$2,269
Accrued expenses and other current liabilities	2,948	4,459
Operating lease liabilities	263	256
Total current liabilities	4,071	6,984
Operating lease liabilities, net of current portion	216	285
Total liabilities	4,287	7,269
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 47,768,543 and 47,766,338 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	451,372	449,762
Accumulated other comprehensive income	157	435
Accumulated deficit	(303,449)	(289,727)
Total stockholders’ equity	148,085	160,475
Total liabilities and stockholders’ equity	$152,372	$167,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$9,373	$17,327
General and administrative	5,838	5,691
Total operating expenses	15,211	23,018
Loss from operations	(15,211)	(23,018)
Other income (expense):
Interest income	1,514	2,287
Foreign currency (loss)	(25)	(50)
Total other income, net	1,489	2,237
Net loss	$(13,722)	$(20,781)
Net loss per share, basic and diluted	$(0.20)	$(0.31)
Weighted-average common shares outstanding, basic and diluted	68,207,313	67,462,450

Comprehensive loss:
Net loss	$(13,722)	$(20,781)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(278)	263
Comprehensive loss	$(14,000)	$(20,518)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2025	47,766,338	$5	$449,762	$435	$(289,727)	$160,475
Vesting of restricted stock units	563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,642	—	5	—	—	5
Stock-based compensation expense	—	—	1,605	—	—	1,605
Unrealized (loss) on marketable securities	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(13,722)	(13,722)
Balances at March 31, 2026	47,768,543	$5	$451,372	$157	$(303,449)	$148,085

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	67,255,434	$7	$441,727	$23	$(229,876)	$211,881
Vesting of restricted stock units	320,333	—	—	—	—	—
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized gain on marketable securities	—	—	—	263	—	263
Net loss	—	—	—	—	(20,781)	(20,781)
Balances at March 31, 2025	67,575,767	$7	$443,749	$286	$(250,657)	$193,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,722)	$(20,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,605	2,022
Non-cash operating lease expense	58	39
Accretion of discounts on marketable securities, net	(305)	(669)
Depreciation and amortization expense	38	—
Unrealized foreign currency transaction loss	21	24
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	929	1,893
Other long-term assets	—	(10)
Accounts payable	(1,409)	72
Accrued expenses and other current liabilities	(1,532)	2,035
Operating lease liabilities	(62)	(59)
Net cash used in operating activities	(14,379)	(15,434)
Cash flows from investing activities:
Purchases of marketable securities	(44,855)	(58,751)
Proceeds from maturities of marketable securities	31,900	16,000
Net cash used in investing activities	(12,955)	(42,751)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	—
Net cash provided by financing activities	5	—
Effect of exchange rate changes on cash and cash equivalents	—	(24)
Net change in cash and cash equivalents	(27,329)	(58,209)
Cash and cash equivalents at beginning of period	35,685	87,229
Cash and cash equivalents at end of period	$8,356	$29,020
Supplemental disclosure of cash flow information:
Cash paid for leases included in operating cash outflows	$73	$69

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

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the condensed results of its operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The condensed results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026 (Annual Report).

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit of $303.4 million as of March 31, 2026 and expects to incur additional losses from operations in the future. In March 2025, the Company entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which the Company may offer and sell shares of its common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at the market offering. During the three months ended March 31, 2026, the Company did not issue and sell any shares of its common stock pursuant to the Distribution Agreement.

Cash, cash equivalents and marketable securities were $146.3 million as of March 31, 2026. Based on its current operating plan, the Company expects this balance will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements. The Company is currently evaluating the impact of the recently completed private placement financing on its operating plan and expects to provide updated cash runway guidance at a later date. The Company anticipates that it will need to raise substantial financing in the future to fund its operations. The Company may finance future cash needs through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

2. Summary of Significant Accounting Policies

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to avail itself of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

There have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The effective date of this update for non-public companies is for fiscal years beginning after December 15, 2025; early adoption is permitted. As the Company qualified for emerging growth company status when ASU 2023-09 was effective for public companies, the Company has elected to adopt this standard as of the effective date for a non-public company. The Company expects ASU 2023-09 to require additional disclosures in the notes to its consolidated financial statements.

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

3. Marketable Securities

Marketable securities consisted of available-for-sale securities as follows (in thousands):

	As of March 31, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$43,835	$99	$—	$43,934
U.S. Treasury securities	57,214	60	—	57,274
Total short-term marketable securities	$101,049	$159	$—	$101,208
Long-term marketable securities:
Corporate bonds	$21,137	$40	$—	$21,177
U.S. Treasury securities	15,606	—	(42)	15,564
U.S. government agency debt securities	—	—	—	—
Total long-term marketable securities	$36,743	$40	$(42)	$36,741

	As of December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$31,874	$102	$—	$31,976
U.S. Treasury securities	33,296	123	—	33,419
Total short-term marketable securities	$65,170	$225	$—	$65,395
Long-term marketable securities:
Corporate bonds	$50,341	$177	$—	$50,518
U.S. Treasury securities	6,022	32	—	6,054
U.S. government agency debt securities	2,999	1	—	3,000
Total long-term marketable securities	$59,362	$210	$—	$59,572

As of March 31, 2026, the Company’s long-term marketable securities have contractual maturity dates between one and two years.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,998	$—	$—	$7,998
Marketable securities:
U.S. Treasury securities	72,838	—	—	72,838
Corporate bonds	—	65,111	—	65,111
U.S. government agency debt securities	—	—	—	—
Total marketable securities	72,838	65,111	—	137,949
Total assets	$80,836	$65,111	$—	$145,947

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,320	$—	$—	$35,320
Marketable securities:
U.S. Treasury securities	39,473	—	—	39,473
Corporate bonds	—	82,494	—	82,494
U.S. government agency debt securities	—	3,000	—	3,000
Total marketable securities	39,473	85,494	—	124,967
Total assets	$74,793	$85,494	$—	$160,287

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued external research and development expenses	$1,318	$1,816
Accrued payroll and related expenses	984	1,891
Accrued professional fees	533	693
Other accrued expenses and current liabilities	113	59
Total accrued expenses and other current liabilities	$2,948	$4,459

6. Commitments and Contingencies

Leases

There have been no material changes to the Company’s lease agreement during the three months ended March 31, 2026. For additional information on the Company's operating leases, see Note 7, Leases, of the consolidated financial statements in the Annual Report.

License Agreements (Budoprutug)

On June 27, 2024, the Company completed its acquisition (the Acquisition) of Tenet Medicines, Inc. (Tenet). As a result of the Acquisition, the following legacy Tenet agreements effectively became agreements of the Company.

Acelyrin Asset Purchase Agreement

On January 11, 2024, Tenet entered into an asset purchase agreement (the Asset Purchase Agreement) with Acelyrin, Inc. (Acelyrin) and WH2, LLC, which was subsequently transferred to the Company by operation of law upon the closing of the Acquisition, providing for the acquisition of certain assets of Acelyrin related to budoprutug, including certain assigned contracts. Under these assigned contracts, the Company received worldwide license (with the right to sublicense) rights to develop, manufacture, use and commercialize budoprutug for any non-oncology indication, and assumed certain liabilities of Acelyrin.

In addition, the Company inherited the rights and obligations, including financial obligations, under the CRH Agreement (as defined below) and the ProBioGen Agreement (as defined below).

In consideration for the license and other rights the Company received under the Asset Purchase Agreement with respect to Products (as such term is defined in the Asset Purchase Agreement), the Company is obligated to (i) make total payments of up to $157.5 million to Acelyrin upon the achievement of various development, regulatory and commercial milestones, (ii) pay royalties in the single-digit percentages, subject to specified reductions, to Acelyrin on worldwide net sales in a given calendar year, and (iii) make non-refundable and non-creditable payments to Acelyrin on sublicense income with rates ranging from the low single digit to mid teen percent depending on the stage of development of the most advanced Product at the time of such sublicense.

On December 31, 2025, the Company filed a complaint in Delaware Superior Court against Alumis Inc. and its wholly owned subsidiary, Acelyrin, relating to a dispute concerning potential milestone payments owed under the Asset Purchase Agreement as further described below under Legal Proceedings.

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. As of March 31, 2026, the Company has not recorded expense related to milestone payments under the Asset Purchase Agreement.

For additional information related to the Asset Purchase Agreement, please read Note 8, Commitments and Contingencies, to the Company’s audited consolidated financial statements included in the Annual Report.

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

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date and up to an aggregate of £106.8 million ($141.2 million as of March 31, 2026) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales. The Company is also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue.

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three months ended March 31, 2026 and 2025, the Company did not recognize any research and development expense related to the milestones.

For additional information related to the CRH Agreement, please read Note 8, Commitments and Contingencies, to the Company’s audited consolidated financial statements included in the Annual Report.

ProBioGen Agreement

Under the Asset Purchase Agreement, Tenet was assigned a cell line development, manufacturing services and license agreement (the ProBioGen Agreement) originally entered into by ValenzaBio, Inc. and ProBioGen AG (ProBioGen) in February 2021, which was subsequently transferred to the Company by operation of law upon the closing of the Acquisition. The ProBioGen Agreement granted the Company a non-exclusive license to use cell lines in which ProBioGen’s proprietary technology is applied, to research, develop, manufacture, use, sell, offer to sell, import or export budoprutug. This license includes a non-exclusive sublicense by ProBioGen of certain third-party patent rights, limited to the use of budoprutug.

The Company is obligated to (i) make payments of up to €10.0 million ($11.5 million as of March 31, 2026) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($8.0 million as of March 31, 2026) upon the achievement of certain sales milestones. If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.2 million as of March 31, 2026).

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three months ended March 31, 2026 and 2025, the Company did not recognize any research and development expense related to the milestones.

For additional information related to the ProBioGen Agreement, please read Note 8, Commitments and Contingencies, to the Company’s audited consolidated financial statements included in the Annual Report.

License Agreement (CLYM116)

On January 8, 2025, the Company entered into the Mabworks Agreement pursuant to which Mabworks granted to the Company (i) an exclusive (even as to Mabworks and its affiliates), sublicensable right and license under certain patent rights and related know-how (the Licensed Intellectual Property) to develop, manufacture and commercialize Mabworks’ proprietary antibodies associated with Mabworks’ proprietary antibody program, CLYM116 and products containing CLYM116 (Licensed Products) outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China), (ii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to manufacture CLYM116 and Licensed Products in Greater China (the Licensed Territory) and (iii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to develop CLYM116 and Licensed Products in Greater China in connection with certain global clinical studies (as described below).

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

The Company recorded the upfront payment of $9.0 million as research and development expenses in the first quarter of 2025 in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three months ended March 31, 2026, the Company did not record any research and development expense related to a milestone.

For additional information related to the Mabworks Agreement, please read Note 8, Commitments and Contingencies, to the Company’s audited consolidated financial statements included in the Annual Report.

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

On December 31, 2025, the Company filed a complaint in Delaware Superior Court against Alumis Inc. and its wholly owned subsidiary, Acelyrin, relating to a dispute concerning potential milestone payments owed under the Asset Purchase Agreement seeking a declaratory judgment that the Company’s budoprutug drug candidate is not a Product under the Asset Purchase Agreement, and that the Company does not owe a milestone payment sought by Alumis in connection with its development of budoprutug. This matter is currently pending. The Company is unable to predict the timeline for resolution or the outcome of this matter.

As of the date of these unaudited condensed consolidated financial statements, the Company is not party to any other material legal matters or claims.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of March 31, 2026.

7. Related Party Transactions

Equity

On December 11, 2025, the Company entered into an exchange agreement (the Exchange Agreement) with RA Capital Management, LP (RA Capital Management) and an entity affiliated with RA Capital Management (the Exchanging Holder), pursuant to which the Exchanging Holder exchanged an aggregate of 20,440,000 shares of the Company’s common stock, beneficially owned by the Exchanging Holder for a pre-funded warrant to purchase the same number of shares of the Company’s common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting the Company’s common stock), with an exercise price of $0.0001 per share. The pre-funded warrant is exercisable at any time and does not expire.

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

8. Stock-Based Compensation

2019 and 2021 Equity Incentive Plans

The Company has outstanding awards under its 2019 Equity Incentive Plan (the 2019 Plan), but is no longer granting awards under this plan. The Company’s 2021 Equity Incentive Plan (the 2021 Plan and, together with the 2019 Plan, the Plans) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors and consultants. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available for grant under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The number of shares reserved for issuance under the 2021 Plan was increased by 2,388,316 shares effective as of January 1, 2026 in accordance with the provisions of the 2021 Plan described above. As of March 31, 2026, 3,457,199 shares remained available for future grant under the 2021 Plan.

Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Options expire no later than ten years from the date of the grant.

2025 Inducement Plan

In March 2025, the Company’s board of directors adopted the 2025 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 1,250,000 shares of its common stock. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). On September 30, 2025, the Company’s board of directors approved an amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance under the Inducement Plan by 750,000 shares. As of March 31, 2026, no shares remained available for issuance under the Inducement Plan.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the ESPP) allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP. The number of shares reserved for issuance under the ESPP was increased by 477,663 shares effective as of January 1, 2026 in accordance with the provisions of the ESPP described above. The first offering period under the ESPP began on December 16, 2025 and will end on June 15, 2026. As of March 31, 2026, no shares had been granted or purchased under the ESPP and 2,214,442 shares remained available for issuance under the ESPP.

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

The relevant data used to determine the fair value of the stock options during the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.1	6.1
Expected volatility	98.9%	105.7%
Risk-free interest rate	3.8%	4.6%
Expected dividend yield	—	—

Stock Option Activity

Outstanding stock options consist of option grants with service-based vesting conditions, typically 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years. The activity for the stock options is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	6,427,777	$2.81	9.05	$11,727
Options granted	2,208,040	4.15
Options exercised	(1,642)	3.04
Options forfeited	(152,530)	3.03
Outstanding as of March 31, 2026	8,481,645	$3.15	9.10	$32,356
Vested and expected to vest as of March 31, 2026	8,481,645	$3.15	9.10	$32,356
Options exercisable as of March 31, 2026	1,327,862	$4.20	8.11	$4,033

The aggregate intrinsic value disclosed in the above table is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $3.33 and $1.50 per share, respectively.

Restricted Stock Units

The Company has outstanding RSUs with service-based vesting conditions and RSUs with performance-based vesting conditions. The activity for RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	207,897	$7.50
Granted	441	5.67
Vested	(563)	2.81
Unvested at March 31, 2026	207,775	$7.51

Stock-Based Compensation

The following table sets forth stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$572	$906
General and administrative expenses	1,033	1,116
Total stock-based compensation expense	$1,605	$2,022

As of March 31, 2026, there was $17.3 million of total unrecognized compensation cost related to unvested awards expected to vest, which is expected to be recognized over a weighted average period of 3.1 years.

9. Net Loss Per Share

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. The Company issued a pre-funded warrant in December 2025 (see Note 7). The shares of common stock underlying the pre-funded warrant are included in the calculation of basic and diluted net loss per share because they are considered shares issuable for little or no consideration under ASC 260, Earnings Per Share. The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(13,722)	$(20,781)
Denominator:
Weighted-average common shares outstanding, basic and diluted	47,767,313	67,462,450
Weighted-average common shares outstanding under the pre-funded warrant, basic and diluted	20,440,000	—
Weighted-average common shares outstanding, basic and diluted	68,207,313	67,462,450
Net loss per share, basic and diluted	$(0.20)	$(0.31)

The following table sets forth the outstanding potentially dilutive securities, presented as of period-end, that have been excluded in the calculation of diluted net loss per share for the periods presented because to do so would be anti-dilutive:

	March 31,
	2026	2025
Stock options to purchase common stock	8,481,645	5,561,947
Unvested restricted stock awards and units	207,775	908,543
Shares of common stock issuable under Employee Stock Purchase Plan	20,731	—
Total potentially dilutive shares	8,710,151	6,470,490

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

Segment profit or loss is measured as net loss presented on the unaudited condensed consolidated statements of operations and comprehensive loss. For the purpose of evaluating segment performance and allocating resources, the CODM reviews the Company’s financial information on a consolidated basis together with certain operating metrics and evaluates net loss against comparable prior periods and the Company’s annual operating plan. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.

In addition to the significant expense categories included within net loss presented on the unaudited condensed consolidated statements of operations and comprehensive loss, the following table sets forth disaggregated research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct research and development expenses:
Budoprutug	$5,363	$6,141
CLYM116[1]	1,193	9,120
Legacy programs[2]	22	299
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,353	1,757
Other research and development expenses	442	10
Total research and development expenses	$9,373	$17,327

1 Includes the upfront payment and the associated direct transaction costs incurred in connection with the Mabworks Agreement for the three months ended March 31, 2025.

2 Includes direct expenses related to the Company's legacy product candidates ETX-123 and ETX-155.

11. Subsequent Events

On April 27, 2026, the Company entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional accredited investors (the Investors), including an affiliate of RA Capital Management, pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 9,481,000 shares of the Company’s common stock, par value $0.0001 per share (the Shares), at a price of $9.50 per Share and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 2,106,000 shares of the Company’s common stock (the Pre-Funded Warrants) at a price of $9.4999 per Pre-Funded Warrant (the 2026 Private Placement).

The 2026 Private Placement closed in April 2026, and the Company received aggregate gross proceeds from the 2026 Private Placement of approximately $110.0 million, before deducting placement agent fees and offering expenses. The Company has granted the Investors indemnification rights with respect to its representations, warranties, covenants and agreements under the Securities Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

In March 2025, we received clearance from the FDA for a Phase 2, dose range finding clinical trial of budoprutug in pMN, known as PrisMN. We have initiated our Phase 2 clinical trial of budoprutug in pMN patients with persistent proteinuria despite optimized renin-angiotensin-aldosterone system (RAAS) inhibition in multiple countries and are actively enrolling patients. PrisMN, an open-label, dose-ranging Phase 2 clinical trial, is designed to further evaluate safety, pharmacokinetics (PK), pharmacodynamics (PD) (including B cells, anti-PLA2R (Phospholipase A2 Receptor) and total immunoglobulin), and preliminary efficacy, including complete and partial remission, and to identify a dose to carry forward into Phase 3. The FDA granted budoprutug orphan-drug designation for the treatment of pMN in January 2023 and FastTrack Designation for pMN in April 2026. We expect to have initial data, including B-cell and anti-PLA2R data from the low dose cohort (200 mg at 12-24 weeks) in the Phase 2 clinical trial in pMN in the fourth quarter of 2026.

Separately, in March 2025, we received clearance from the FDA for an open-label, dose-escalation Phase 1b/2a clinical trial of budoprutug in patients with ITP to evaluate safety, tolerability, PK, PD, and preliminary efficacy, including B cell depletion and platelet counts. We have also received regulatory clearance for this trial in multiple countries outside the United States, and we continue to activate sites and enroll and dose patients. Results from this trial are expected to provide a deeper understanding of budoprutug activity and dosing and will inform future development efforts in ITP and other immune-mediated diseases. We expect to have initial B-cell and platelet data from the low dose cohort (250 mg at 24 weeks) in the Phase 1b/2a clinical trial in ITP in June 2026, with additional data from the higher dose cohort[s] anticipated by the end of 2026.

In October 2024, we received FDA clearance for a Phase 1b clinical trial of budoprutug in moderate to severe SLE. We are actively enrolling patients in this global, open-label, dose-escalation Phase 1b trial. In this trial, a single dose of budoprutug will be administered in moderate to severe SLE patients to evaluate safety, tolerability, PK, PD, and preliminary efficacy, including B-cell depletion, autoantibody levels, and clinical activity. We expect to have initial B-cell data from the global Phase 1b clinical trial in SLE in the fourth quarter of 2026.

In December 2025, we received clearance of our IND to initiate a separate, parallel Phase 1b/2a clinical trial in SLE patients in China, which will complement our ongoing global Phase 1b clinical trial and also seek to enroll SLE patients who have lupus nephritis (LN). We expect to enroll the first patient in this study in the second quarter of 2026. The data from these trials in SLE are expected to provide insights into budoprutug activity and will also help to inform future development efforts for our program broadly.

The above described clinical trials of budoprutug in pMN, ITP and SLE utilize an intravenous (IV) formulation of budoprutug. In parallel, we are advancing a high-concentration subcutaneous (SC) formulation of budoprutug, which may offer a differentiated convenience profile and potential commercial advantage. In September 2025, we initiated a Phase 1 clinical trial of the SC formulation of budoprutug in healthy volunteers in Australia. We have completed dosing and announced topline data from this trial in May 2026. The SC formulation of budoprutug was generally well-tolerated and resulted in robust B-cell depletion, which was similar to the IV formulation at matched doses. These results support the continued development of the SC formulation, and we plan to initiate a multiple dose study in autoimmune disease patients to evaluate full B-cell depleting doses and optimal dosing regimen.

In addition to budoprutug, we are developing CLYM116, a next generation anti-APRIL (A PRoliferation-Inducing Ligand) mAb for the treatment of patients with immunoglobulin A nephropathy (IgAN) and other B-cell mediated diseases. CLYM116 is a highly potent, Fc-engineered antibody that prevents APRIL signaling by potently blocking the binding of APRIL to its receptors and promoting lysosomal APRIL degradation through a pH-dependent bind-and-release ‘sweeper’ mechanism. Through this unique binding profile and half-life extending Fc-engineering, CLYM116 has the potential to enable deep and durable inhibition of APRIL signaling and IgA production. In October 2025, we received clearance for our CTA in Australia to initiate a Phase 1 clinical trial of CLYM116 in healthy volunteers. We initiated the Phase 1 clinical trial in healthy volunteers in November 2025 and are actively enrolling subjects. We intend to present PK and PD modeling data from nonhuman primates to humans, as well as initial safety data from the ongoing Phase 1 study in healthy volunteers and anticipate having initial PK/PD data from this Phase 1 trial in mid-2026.

Separately, our partner, Mabworks, received clearance for their IND in December 2025 and initiated a Phase 1/2 clinical trial of CLYM116 in China designed to evaluate the safety, tolerability, PK, and PD in healthy volunteers and IgAN patients.

Since our inception, we have primarily funded our operations with proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our initial public offering (IPO), and the sale and issuance of shares in private placements of shares of our common stock and pre-funded warrants to certain institutional investors. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. We expect to continue to incur operating losses for the foreseeable future and will need to raise substantial additional capital in the future. Until such time, if ever, as we can generate significant revenue from product sales, we may finance our operations through equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate funding may not be available when needed or on terms acceptable to us, or at all.

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

Cash, cash equivalents, and marketable securities were $146.3 million as of March 31, 2026. Based on its current operating plan, the Company expects this balance to fund operations into 2028, excluding the gross proceeds received from the April 2026 Private Placement (as defined below). The Company is currently evaluating the impact of the recently completed financing on its operating plan and expects to provide updated cash runway guidance at a later date. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could use our available capital resources sooner than we currently anticipate, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. See “—Liquidity and Capital Resources”.

2026 Private Placement

On April 27, 2026, we entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional accredited investors (the Investors), including an affiliate of RA Capital Management L.P., pursuant to which we issued and sold to the Investors in a private placement an aggregate of 9,481,000 shares of our common stock at a price of $9.50 per share and, to certain Investors in lieu of shares, pre-funded warrants to purchase 2,106,000 shares of our common stock at a price of $9.4999 per pre-funded warrant (the 2026 Private Placement). The 2026 Private Placement closed on April 29, 2026. The Company received aggregate gross proceeds from the 2026 Private Placement of approximately $110.0 million, before deducting placement agent fees and offering expenses.

Components of Operating Results

Operating Expenses

Our operating expenses consist of research and development expenses and general and administrative expenses.

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

•
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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Operating expenses:
Research and development	$9,373	$17,327	$(7,954)
General and administrative	5,838	5,691	147
Total operating expenses	15,211	23,018	(7,807)
Loss from operations	(15,211)	(23,018)	7,807
Other income (expense):
Interest income	1,514	2,287	(773)
Foreign currency (loss)	(25)	(50)	25
Total other income, net	1,489	2,237	(748)
Net loss	$(13,722)	$(20,781)	$7,059

Operating Expenses

Research and Development

The following table sets forth our research and development expenses (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Direct research and development expenses:
Budoprutug	$5,363	$6,141	$(778)
CLYM116	1,193	9,120	(7,927)
Legacy programs	22	299	(277)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,353	1,757	596
Other research and development expenses	442	10	432
Total research and development expenses	$9,373	$17,327	$(7,954)

Research and development expenses decreased from $17.3 million for the three months ended March 31, 2025 to $9.4 million for the three months ended March 31, 2026. The decrease was due primarily to the $9.0 million upfront payment and associated transaction costs made during the three months ended March 31, 2025 in connection with the Mabworks Agreement and our license of CLYM116 with no similar payment made during the three months ended March 31, 2026. This decrease related to the CLYM116 program was offset by $1.1 million of nonclinical and clinical costs incurred during the three months ended March 31, 2026 for which there were no similar costs incurred during the three months ended March 31, 2025.

The decrease in spend of $0.8 million related to the budoprutug program was driven primarily by a decrease in nonclinical and chemistry, manufacturing and controls costs of $3.0 million offset by increased costs of $2.2 million as we advanced our clinical trials of budoprutug in pMN, ITP and SC formulation of budoprutug in healthy volunteers.

The decrease in legacy programs was primarily due to certain programs, ETX-123 and ETX-155, that are no longer being pursued.

Personnel-related expenses increased by $0.6 million due primarily to increased headcount, partially offset by a decrease in stock-based compensation expenses of $0.3 million. The increase in other research and development expenses of $0.4 million was primarily due to consulting and regulatory expenditures incurred for non-specific programs.

General and Administrative

General and administrative expenses increased by $0.1 million from $5.7 million for the three months ended March 31, 2025 to $5.8 million for the three months ended March 31, 2026. The increase was due primarily to higher personnel-related expenses of $0.3 million from increased headcount and higher consulting fees of $0.1 million, partially offset by a decrease in legal fees of $0.3 million. General and administrative expenses for the three months ended March 31, 2026 and 2025 included stock-based compensation expense of $1.0 million and $1.1 million, respectively.

Other Income (Expense)

Interest Income

Interest income decreased from $2.3 million for the three months ended March 31, 2025 to $1.5 million for the three months ended March 31, 2026, due primarily to lower invested balances during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Foreign Currency (Loss)

Foreign currency (loss) was not material in either of the three months ended March 31, 2026 or 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our IPO, the sale and issuance of shares of our common stock and pre-funded warrants to purchase shares of our common stock in private placements including the 2026 Private Placement. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $146.3 million.

In March 2025, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as agent (Oppenheimer), pursuant to which we may offer and sell shares of our common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at the market offering. During the three months ended March 31, 2026, we did not issue and sell any shares of our common stock pursuant to the Distribution Agreement.

Cash Flows

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(14,379)	$(15,434)
Net cash used in investing activities	(12,955)	(42,751)
Net cash provided by financing activities	5	—

Operating activities

For the three months ended March 31, 2026, net cash used in operating activities was $14.4 million, resulting from our net loss of $13.7 million and cash used by changes in our operating assets and liabilities of $2.1 million, partially offset by $1.4 million in non-cash charges. Cash used by changes in our operating assets and liabilities primarily consisted of a decrease in accounts payable and accrued expenses and other current liabilities of $1.4 million and $1.5 million, respectively, partially offset by an increase of prepaid expenses and other current assets of $0.9 million.

For the three months ended March 31, 2025, net cash used in operating activities was $15.4 million, resulting from our net loss of $20.8 million, partially offset by $1.5 million in non-cash charges and $3.9 million from cash provided by changes in our operating assets and liabilities. Cash provided by changes in our operating assets and liabilities primarily consisted of increases in prepaid expenses and other current assets and accrued expenses and other liabilities of $1.9 million and $2.0 million, respectively.

Investing activities

For the three months ended March 31, 2026, net cash used in investing activities was $13.0 million, consisting primarily of purchases of $44.9 million of marketable securities, partially offset by $31.9 million in proceeds received from maturities of marketable securities.

For the three months ended March 31, 2025, net cash used by investing activities was $42.8 million, consisting primarily of purchases of $58.8 million of marketable securities, partially offset by $16.0 million in proceeds received from maturities of marketable securities.

Financing activities

For the three months ended March 31, 2026, there was an immaterial amount of cash provided by financing activities due to the exercise of stock options.

For the three months ended March 31, 2025, there were no financing activities.

Funding Requirements

Cash, cash equivalents, and marketable securities were $146.3 million as of March 31, 2026. Based on our current operating plan, we expect this balance to fund operations into 2028, excluding the gross proceeds received from the April 2026 Private Placement. The Company is currently evaluating the impact of the recently completed financing on its operating plan and expects to provide updated cash runway guidance at a later date. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could exhaust our available capital resources sooner than we expect. We anticipate that our expenses will increase for the foreseeable future as we continue to advance our current product candidates and any product candidates we may develop, expand our corporate infrastructure, and incur costs associated with potential commercialization.

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

Contractual Commitments and Obligations

There have been no material changes to our cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2026 because of the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of March 31, 2026. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings is described in Note 6 "Commitments and Contingencies" in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report, which is incorporated herein by reference.

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

To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from product sales. We do not expect to generate revenue from product sales for the foreseeable future. Budoprutug and CLYM116 are both in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception and expect to continue to incur substantial losses, including expenses incurred to advance the development of budoprutug and CLYM116, conduct clinical trials, pursue regulatory approvals, maintain, expand, and protect our intellectual property portfolio, operate as a public company, potentially acquire or in-license other technologies, and build the capabilities necessary for potential commercialization of our product candidates, if approved. Our net loss was $13.7 million for the three months ended March 31, 2026 and $59.9 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $303.4 million. We may never achieve or sustain profitability.

If we are unable to access capital when needed, it could force us to delay, reduce or terminate our product candidate development programs, commercialization efforts, or other operations.

Conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and preparing for potential commercialization are costly, time-consuming, and subject to significant uncertainty. Cash, cash equivalents, and marketable securities were $146.3 million as of March 31, 2026. Based on its current operating plan, the Company expects this balance to fund operations into 2028, excluding the gross proceeds received from the April 2026 private placement. The Company is currently evaluating the impact of the recently completed financing on its operating plan and expects to provide updated cash runway guidance at a later date. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could exhaust our available capital resources sooner than we expect. In addition, our operating plan may change, and we may require additional capital sooner than anticipated. Our future need for additional funding depends on many factors, including:

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

Further, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders’ ownership interests. For example, we issued additional shares of our common stock in connection with the Acquisition, and in the concurrent private placement (the Acquisition Private Placement) as well as shares of our common stock and pre-funded warrants to purchase shares of our common stock in the 2026 Private Placement.

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

As a result of our acquisition (the Acquisition) of Tenet Medicines, Inc. (Tenet), certain legacy Tenet agreements effectively became agreements of ours, including an asset purchase agreement (the Asset Purchase Agreement) with Acelyrin, Inc. (Acelyrin), the CRH Agreement, and a cell line development, manufacturing services and license agreement with ProBioGen AG. In addition, in January 2025, we entered into the Mabworks Agreement, pursuant to which we obtained licenses to develop, manufacture and commercialize CLYM116, and products containing CLYM116, in certain territories.

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

For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require two adequate and well-controlled clinical trials to establish effectiveness of a new product. In February 2026, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs

Even if approved, our products may be subject to post‑approval requirements, limitations on use, labeling changes, safety monitoring, or withdrawal or changes in law, guidance, or waiver from the FDA. A deferral of the requirement to conduct pediatric studies may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety, potency and purity data need to be collected before the pediatric trials begin.

Additionally, pediatric studies may be required pursuant to the Pediatric Research Equity Act (PREA) or comparable foreign requirements. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. For any of our product candidates for which we seek regulatory approval in the U.S. or the European Union (EU), we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and, subject to relevant enforcement action, invalidation of the marketing application, and financial penalties.

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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices (GCP) or applicable regulatory guidelines in other countries;
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

For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan (DAP) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. Thereafter, following litigation, the FDA restored the draft DAP guidance to the FDA website but stated that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” In light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of clinical studies.

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

The competitive landscape for budoprutug includes multiple companies developing biologics and other modalities targeting CD19 for immune-mediated diseases. We are aware of several companies developing naked monoclonal antibodies, including Amgen Inc., which has an approved treatment, UPLIZNA (inebilizumab), for neuromyelitis optica spectrum disorder, immunoglobulin G4-related disease (IgG4-RD), and generalized myasthenia gravis (gMG), and IASO Biotherapeutics, Inc. (RD129/IASO782) in Phase 1 development for autoimmune disease. AbbVie Inc. is developing a CD19-targeting glucocorticoid receptor modulator antibody-drug conjugate (ABBV-319). Companies developing bispecific T-cell engagers or CD19 bifunctional monoclonal antibodies include but are not limited to, Cullinan Therapeutics, Inc. (CLN-978), Zenas BioPharma, Inc. (obexelimab), L. Hoffmann-La Roche Ltd. (RG6382) and Merck & Co., Inc. (CN201). Companies developing CD19 chimeric antigen receptor T-cell (CAR-T) and chimeric antigen receptor-natural killer (CAR-NK) therapies include but are not limited to Novartis AG (YTB323), Bristol Myers Squibb Company (BMS-986353), Cabaletta Bio, Inc. (CABA-201), Kyverna Therapeutics, Inc.(mivocabtagene autoleucel) and Nkarta, Inc. (NKX019).

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

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. In July 2025, the Trump Administration began to carry out layoffs at the FDA and, in November 2025, Congress agreed to provide full-year funding for the FDA through September 30, 2026, at a slight decrease compared to previous spending levels. There were several reports in 2025 of the FDA failing to meet its PDUFA goal dates for approval of a new drug application (NDA) or BLA due to heavy workload and limited resources.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act (ACA), was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The Centers for Medicare & Medicaid Services (CMS) may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties with similar constitutional claims against the HHS and CMS. Every court that has thus far considered substantive challenges to the Medicare drug price negotiation program has ruled against the pharmaceutical industry, dismissing both constitutional and statutory arguments. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement.

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

In addition, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include streamlining the state drug importation program and modifying provisions of the 340B program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most-favored-nation (MFN) pricing in the U.S. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. Since that time, virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the Trump Administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing (GLOBE) Model for Medicare Part B drugs, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organisation for Economic Co-operation and Development countries with a gross domestic product (GDP) of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations:

•
Section 5 of the Federal Trade Commission Act, HIPAA, as amended by the HITECH (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information for covered entities and their business associates); and
•
The California Consumer Privacy Act of 2018 (CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. In addition, the California Privacy Rights Act (CPRA) amended the CCPA and expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

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

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation and the equivalent law in the U.K. (together the GDPR) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data.

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

We have sought and received Fast Track designation for budoprutug and may in the future seek additional designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the U.S., and PRIority MEdicines (PRIME) Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We have received and may in the future seek certain designations for our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

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

We have received Fast Track designation for budoprutug for the treatment of pMN and may seek Fast Track designation for budoprutug in other indications or for other of our product candidates, but such designation may not lead to a faster development or regulatory review and approval process or increase the likelihood that such product candidate will receive regulatory approval.

We may also seek a Priority Review designation for our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A Priority Review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of 10 months. On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher (CNPV) Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10 to 12 months to one to two months. The FDA has indicated that the CNPV Program will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. As of April 1, 2026, the FDA has issued 18 vouchers and approved 5 products under this program.

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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed.

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

For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. In March 2026, the FDA issued another draft guidance with additional recommendations that soften the requirements for licensure of biosimilars.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (MHRA), is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916), as amended (HMR) as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that pre-existed prior to Brexit. On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, which will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (EU) No 536/2014 (CTR). Since the U.K. left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

As of January 1, 2024, a new international recognition procedure (IRP) applies which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include the EMA and regulators in the European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review, and RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an Mutual Recognition/Decentralised Reliance Procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Further, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States. Thereafter, President Trump delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump Administration had now “begun preparing” tariffs on manufacturers that do not build in the United States or enter into a most-favored-nation drug pricing agreement with the Trump Administration.

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States (the Proclamation). The Proclamation affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning July 31, 2026, a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) or are listed in the FDA’s Lists of Licensed Biological Products (Purple Book). The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

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

With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending PCT applications and eight pending ex-U.S. patent applications, and we have also exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement with CRH. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own three pending U.S. provisional patent applications with Mabworks. We can provide no assurance that any of our current or future patent applications will result in issued patents for budoprutug or CLYM116. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending PCT applications and eight pending ex-U.S. patent applications. We also have exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement with CRH. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own three pending U.S. provisional patent applications with Mabworks. We can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug, CLYM116 or any other product candidates we may develop.

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

Any patent that may be issued from our nine owned pending U.S. nonprovisional patent applications, three owned pending PCT applications and six of our owned pending ex-U.S. patent applications relating to budoprutug is expected to expire in 2045, excluding any PTA that might be available following the grant of any such patent and any PTE that might be available following the grant of marketing authorizations.

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
•
certain expenses including, among others, expenses for travel and insurance; and
•
regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the Foreign Corrupt Practices Act, its accounting provisions or its anti- bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

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

We may not be able to utilize a significant portion of our NOL carryforwards or tax credits due to limitations under tax law, including Section 382 and 383 ownership change rules, and similar or corresponding provisions of foreign and state law, changes in tax law, or insufficient future taxable income. If we are unable to use these tax attributes, our future cash flows and financial condition could be adversely affected.

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

To finance any acquisitions, investments or strategic alliances, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. For example, in June 2024 we issued 5,560,047 shares of our common stock as consideration in connection with the closing of the Acquisition, and we issued 31,238,282 shares of our common stock in connection with the closing of the Acquisition Private Placement, resulting in the issuance of a total of an additional 36,798,329 shares of our common stock. In addition, in April 2026, we issued 9,481,000 shares of our common stock and pre-funded warrants to purchase 2,106,000 shares of our common stock in connection with the closing of the 2026 Private Placement,

If the price of our common stock is low or volatile, we may be unable to consummate any acquisitions, investments or strategic alliances using our common stock as consideration. Additional funds may not be available on terms favorable to us, or at all.

Risks Related to our Common Stock

The trading price of our common stock has been and may continue to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been volatile. Through April 30, 2026, our stock price has fluctuated from a high trading price of $29.69 per share in August 2021 to a low trading price of $1.05 in April 2025. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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

Additionally, the holders of approximately 38.0 million shares of our common stock and shares of our common stock issuable upon the exercise of pre-funded warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

In connection with the Acquisition Private Placement, we entered into a registration rights agreement, pursuant to which we are required to register for resale the shares purchased in the Acquisition Private Placement and the consideration issued in the Acquisition. Pursuant to this agreement, in July 2024, we filed a registration statement covering the resale of the shares purchased by the purchasers in the Acquisition Private Placement and the consideration issued in connection with the Acquisition. In addition, in connection with the 2026 Private Placement, we entered into a registration rights agreement with the Investors, pursuant to which we agreed to register for resale the shares of our common stock and the shares of our common stock issuable upon exercise of the pre-funded warrants purchased in the 2026 Private Placement.

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

As of April 30, 2026, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 44.8% of our outstanding common stock, inclusive of affiliates of RA Capital Management, L.P., that own approximately 19.9% of our outstanding common stock, but they have the right to exercise pre-funded warrants at any time to purchase up to 33.0% of our common stock (as described below). These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

In December 2025, we entered into an exchange agreement (the Exchange Agreement) with RA Capital Management L.P., (RA Capital) and an entity affiliated with RA Capital (the Exchanging Holder) pursuant to which the Exchanging Holder exchanged an aggregate of 20,440,000 shares of our common stock beneficially owned by the Exchanging Holder for a pre-funded warrant to purchase the same number of shares of our common stock. The shares of our common stock exchanged by the Exchanging Holder were retired, and we had 47.7 million shares of common stock outstanding immediately after the transaction. The pre-funded warrant is exercisable at any time, however, the Exchanging Holder will not be entitled to exercise any portion of the pre-funded warrant if, upon giving effect or immediately prior to such exercise, such exercise would result in the aggregate number of shares of our common stock beneficially owned by RA Capital, the Exchanging Holder and their respective affiliates, collectively, to exceed 33.0% of the number of shares of our common stock issued and outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant. The Exchanging Holder may increase or decrease such percentage to any other percentage not in excess of 33.0%; provided that any such increase will not be effective until the 61st day after notice from the Exchanging Holder is delivered to us. In addition, in accordance with the terms of the Exchange Agreement, RA Capital and the Exchanging Holder have agreed to, and to cause each other account or fund managed by or affiliated with RA Capital to, vote all securities beneficially owned by them or their respective affiliates in excess of 33.0% of the total voting power of our outstanding capital stock, in proportion to and in accordance with the vote of all of our stockholders (excluding RA Capital and the Exchanging Holder and their respective affiliates). In addition, RA Capital purchased additional pre-funded warrants in the 2026 Private Placement, and the shares issuable upon the exercise of such pre-funded warrants will be subject to the Exchange Agreement.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of March 31, 2026. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4, “Controls and Procedures,” of this Quarterly Report.

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

Changes in tax laws or regulations, including the Organization for Economic Co-operation and Development Pillar Two rules and U.S. legislation such as the One Big Beautiful Bill Act or other tax related legislation, could adversely affect our business, financial performance, and tax treatment of future earnings. Existing tax laws may also be interpreted or applied adversely to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) (Rule 10b5-1 Trading Plan) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among the Company, Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-40708	3.1	11/12/2024
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40708	3.2	10/2/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Climb Bio, Inc.

Date: May 7, 2026	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Susan Altschuller
Susan Altschuller, Ph.D., MBA
Chief Financial Officer (Principal Financial Officer)