Form 10-Q
period 2026-06-30
Climb Bio, Inc.
filed 2026-08-06
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 57,436,255 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress and results of our and our partners’ research and development programs, nonclinical studies and clinical trials;
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
•
the benefits of, and our ability to satisfy our obligations under, our license agreements;
•
our ability to enter into future collaborations, strategic alliances, or option and license arrangements; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

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
•
With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending Patent Cooperation Treaty international patent applications (each, a PCT application), and eight pending ex-U.S. patent applications, and we have also exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement (the CRH Agreement) with Cancer Research Technology Limited (CRH). With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own five pending U.S. provisional patent applications with Mabworks Biotech Co., Ltd. (Mabworks). We can provide no assurance that any of our current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Climb Bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$44,107	$35,685
Short-term marketable securities	139,016	65,395
Prepaid expenses and other current assets	3,513	4,769
Total current assets	186,636	105,849
Long-term marketable securities	56,098	59,572
Operating lease right-of-use assets	1,216	505
Property and equipment, net	695	288
Other long-term assets	1,649	1,530
Total assets	$246,294	$167,744
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,133	$2,269
Accrued expenses and other current liabilities	4,300	4,459
Operating lease liabilities	501	256
Total current liabilities	5,934	6,984
Operating lease liabilities, net of current portion	813	285
Total liabilities	6,747	7,269
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 57,436,255 and 47,766,338 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	556,555	449,762
Accumulated other comprehensive income (loss)	(67)	435
Accumulated deficit	(316,947)	(289,727)
Total stockholders’ equity (deficit)	239,547	160,475
Total liabilities and stockholders’ equity (deficit)	$246,294	$167,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$9,714	$6,575	$19,087	$23,902
General and administrative	5,645	4,102	11,483	9,793
Total operating expenses	15,359	10,677	30,570	33,695
Loss from operations	(15,359)	(10,677)	(30,570)	(33,695)
Other income (expense):
Interest income	1,855	2,173	3,369	4,460
Foreign currency gain (loss)	6	(162)	(19)	(212)
Total other income, net	1,861	2,011	3,350	4,248
Net loss	$(13,498)	$(8,666)	$(27,220)	$(29,447)
Net loss per share, basic and diluted	$(0.18)	$(0.13)	$(0.38)	$(0.44)
Weighted-average common shares outstanding, basic and diluted	76,154,071	67,585,121	72,202,645	67,524,124

Comprehensive loss:
Net loss	$(13,498)	$(8,666)	$(27,220)	$(29,447)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(224)	32	(502)	295
Comprehensive loss	$(13,722)	$(8,634)	$(27,722)	$(29,152)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2025	47,766,338	$5	$449,762	$435	$(289,727)	$160,475
Vesting of restricted stock units	563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,642	—	5	—	—	5
Stock-based compensation expense	—	—	1,605	—	—	1,605
Unrealized (loss) on marketable securities	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(13,722)	(13,722)
Balances at March 31, 2026	47,768,543	$5	$451,372	$157	$(303,449)	$148,085
Vesting of restricted stock units	70,275	—	—	—	—	—
Issuance of common stock upon exercise of stock options	96,078	—	255	—	—	255
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	9,481,000	1	103,368	—	—	103,369
Issuance of common stock under equity incentive plans related to ESPP	20,359	—	79	—	—	79
Stock-based compensation expense	—	—	1,481	—	—	1,481
Unrealized gain on marketable securities	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(13,498)	(13,498)
Balances at June 30, 2026	57,436,255	$6	$556,555	$(67)	$(316,947)	$239,547

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2024	67,255,434	$7	$441,727	$23	$(229,876)	$211,881
Vesting of restricted stock units	320,333	—	—	—	—	—
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized gain on marketable securities	—	—	—	263	—	263
Net loss	—	—	—	—	(20,781)	(20,781)
Balances at March 31, 2025	67,575,767	$7	$443,749	$286	$(250,657)	$193,385
Vesting of restricted stock units	188,333	—	—	—	—	—
Stock-based compensation expense	—	—	1,013	—	—	1,013
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(8,666)	(8,666)
Balances at June 30, 2025	67,764,100	$7	$444,762	$318	$(259,323)	$185,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,220)	$(29,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,086	3,035
Non-cash operating lease expense	57	88
Accretion of discounts on marketable securities, net	(691)	(1,240)
Depreciation and amortization expense	71	38
Unrealized foreign currency transaction loss	5	24
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,256	1,272
Other long-term assets	304	(1,352)
Accounts payable	(1,209)	165
Accrued expenses and other current liabilities	(589)	944
Operating lease liabilities	5	(109)
Net cash used in operating activities	(24,925)	(26,582)
Cash flows from investing activities:
Purchases of property and equipment	(260)	(77)
Purchases of marketable securities	(127,460)	(79,370)
Proceeds from maturities of marketable securities	57,502	41,482
Net cash used in investing activities	(70,218)	(37,965)
Cash flows from financing activities:
Proceeds from exercise of stock options	340	—
Proceeds from the issuance of common stock and pre-funded warrants in private placement, net of issuance costs	103,368	—
Net cash provided by financing activities	103,708	—
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	8,565	(64,547)
Cash, cash equivalents and restricted cash at beginning of period	35,685	87,229
Cash, cash equivalents and restricted cash at end of period	$44,250	$22,682
Supplemental disclosure of cash flow information:
Cash paid for leases included in operating cash outflows	$146	$216
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$218	$76
Right-of-use assets obtained in exchange for lease liabilities	$1,108	$—
Decrease in lease liabilities due to reduction in right-of-use assets from lease modifications	$340	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$280	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,107	$22,682
Restricted cash (included in other non-current assets)	143	—
Total cash, cash equivalents and restricted cash	$44,250	$22,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Operations and Basis of Presentation

Organization

Climb Bio, Inc. (the Company) is a clinical-stage biotechnology company developing therapeutics for patients with immune-mediated diseases. The Company’s pipeline includes budoprutug and CLYM116. Budoprutug is an anti-CD19 monoclonal antibody designed to treat a broad range of B-cell mediated diseases. The Company is currently developing budoprutug for the treatment of primary membranous nephropathy, immune thrombocytopenia, and systemic lupus erythematosus. CLYM116 is an anti-APRIL (A PRoliferation-Inducing Ligand) monoclonal antibody currently being developed for the treatment of immunoglobulin A nephropathy. The Company was incorporated on October 18, 2018 in Delaware, and its corporate headquarters is in Massachusetts.

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

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the condensed results of its operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026 (Annual Report).

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. During the three and six months ended June 30, 2026, the Company incurred a net loss of $13.5 million and $27.2 million, respectively, and for the six months ended June 30, 2026, the Company had negative operating cash flows of $24.9 million. The Company has an accumulated deficit of $316.9 million as of June 30, 2026 and expects to incur additional losses from operations in the future until such time, if ever, that the Company can generate significant sales of its product candidates currently in development.

Since inception, the Company has funded its operations with proceeds from the sale and issuance of shares of its redeemable convertible preferred stock, its initial public offering, and the sale and issuance of shares in private placements of shares of the Company’s common stock and pre-funded warrants to certain institutional investors. Cash, cash equivalents and marketable securities were $239.2 million as of June 30, 2026. Based on its current operating plan, the Company expects this balance will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements. The Company anticipates that it will need to raise substantial financing in the future to fund its operations. The Company may finance future cash needs through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

For additional information related to the Company’s other significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies, to the Company’s audited consolidated financial statements included in the Company’s Annual Report.

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

Restricted Cash

In connection with the Company amending its lease agreement for its headquarters in Wellesley Hills, MA, in May 2026, the Company was required to provide a security deposit in the form of a letter of credit. The Company has classified this restricted cash in other long-term assets within its condensed consolidated balance sheets as of June 30, 2026. There was no restricted cash as of December 31, 2025.

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

3. Marketable Securities

Marketable securities consisted of available-for-sale securities as follows (in thousands):

	As of June 30, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$46,720	$41	$—	$46,761
U.S. Treasury securities	88,313	—	(51)	88,262
U.S. government agency debt securities	4,000	—	(7)	3,993
Total short-term marketable securities	$139,033	$41	$(58)	$139,016
Long-term marketable securities:
Corporate bonds	$31,168	$14	$—	$31,182
U.S. Treasury securities	21,981	—	(59)	21,922
U.S. government agency debt securities	2,999	—	(5)	2,994
Total long-term marketable securities	$56,148	$14	$(64)	$56,098

	As of December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$31,874	$102	$—	$31,976
U.S. Treasury securities	33,296	123	—	33,419
Total short-term marketable securities	$65,170	$225	$—	$65,395
Long-term marketable securities:
Corporate bonds	$50,341	$177	$—	$50,518
U.S. Treasury securities	6,022	32	—	6,054
U.S. government agency debt securities	2,999	1	—	3,000
Total long-term marketable securities	$59,362	$210	$—	$59,572

The Company had no realized gains or losses recognized on the sale or maturity of marketable securities during the three and six months ended June 30, 2026 and 2025. To date, the Company has not recognized any allowances for credit losses or impairments in relation to its available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that the Company does not intend or expect to be required to sell prior to their anticipated recovery, and any decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. The Company determined credit losses related to marketable securities were immaterial for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the Company’s long-term marketable securities have contractual maturity dates between one and two years.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,141	$—	$—	$42,141
Marketable securities:
U.S. Treasury securities	110,184	—	—	110,184
Corporate bonds	—	77,943	—	77,943
U.S. government agency debt securities	—	6,987	—	6,987
Total marketable securities	110,184	84,930	—	195,114
Total assets	$152,325	$84,930	$—	$237,255

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,320	$—	$—	$35,320
Marketable securities:
U.S. Treasury securities	39,473	—	—	39,473
Corporate bonds	—	82,494	—	82,494
U.S. government agency debt securities	—	3,000	—	3,000
Total marketable securities	39,473	85,494	—	124,967
Total assets	$74,793	$85,494	$—	$160,287

Cash equivalents and U.S. Treasury securities were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. Corporate bonds and agency securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued external research and development expenses	$1,558	$1,816
Accrued payroll and related expenses	1,740	1,891
Accrued professional fees	707	693
Other accrued expenses and current liabilities	295	59
Total accrued expenses and other current liabilities	$4,300	$4,459

6. Commitments and Contingencies

Leases

The Company leases office space for their headquarters under a non-cancelable operating lease in Wellesley, Massachusetts. In May 2026, the Company entered into the Second Amendment of Lease (Second Amendment) which provided for an extended lease term of an additional three years and additional square footage. The new annual base rent is approximately $0.6 million per year and there is no option to extend the lease after the three-year term. Accordingly, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of $1.1 million, net of the tenant improvement allowance. In addition, the Company recognized a modification to the existing lease agreements due to the change in the term of lease as a result of the Second Amendment, resulting in a decrease of the operating lease liabilities and corresponding right-of-use asset of approximately $0.3 million. There have been no other significant changes to the Company’s lease agreements during the three and six months ended June 30, 2026. For additional information on the Company’s operating leases, see Note 7, Leases, of the consolidated financial statements in the Annual Report.

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

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense related to milestone payments under the Asset Purchase Agreement.

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

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date and up to an aggregate of £106.8 million ($141.4 million as of June 30, 2026) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales. The Company is also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue.

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense related to the milestones.

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

The Company is obligated to (i) make payments of up to €10.0 million ($11.4 million as of June 30, 2026) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($8.0 million as of June 30, 2026) upon the achievement of certain sales milestones. If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.2 million as of June 30, 2026).

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and six months ended June 30, 2026, the Company did not recognize any research and development expense related to the milestones. During the three and six months ended June 30, 2025, the Company recognized $0.8 million of research and development expense related to a milestone.

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

The Company recorded the upfront payment of $9.0 million as research and development expenses in the first quarter of 2025 in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense related to a milestone.

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

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of June 30, 2026.

7. Related Party Transactions

RA Capital Management, LP (RA Capital Management)

In December 2025, the Company entered into an exchange agreement (the Exchange Agreement) with RA Capital Management and an entity affiliated with RA Capital Management (the Exchanging Holder), pursuant to which the Exchanging Holder exchanged an aggregate of 20,440,000 shares of the Company’s common stock, beneficially owned by the Exchanging Holder for pre-funded warrants to purchase the same number of shares of the Company’s common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting the Company’s common stock), with an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time and do not expire. The Exchange Agreement did not have any cash impact, and the shares of common stock exchanged for the pre-funded warrants were retired.

In April 2026, the Company entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional accredited investors, including an affiliate of RA Capital Management. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to an affiliate of RA Capital Management, in a private placement, pre-funded warrants to purchase 2,106,000 shares of the Company’s common stock at a price of $9.4999 per pre-funded warrant. The Company received approximately $20.0 million from an affiliate of RA Capital Management related to sale of the pre-funded warrants. Each pre-funded warrant issued in connection with the Securities Purchase Agreement has an exercise price of $0.0001 per share, is exercisable at any time until the pre-funded warrants are exercised in full and does not expire. Refer to Note 10, Stockholders’ Equity (Deficit), for additional details on the Securities Purchase Agreement.

RA Capital Management is not entitled to exercise any portion of the December 2025 or April 2026 pre-funded warrants if, upon giving effect or immediately prior to such exercise, such exercise would result in the aggregate number of shares of common stock beneficially owned by RA Capital Management and their respective affiliates, collectively, to exceed 33.0% of the number of shares of common stock issued and outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant. The Exchanging Holder may increase or decrease such percentage to any other percentage not in excess of 33.0%; provided that any such increase will not be effective until the 61st day after notice from the Exchanging Holder is delivered to the Company. In addition, following the date of the Exchange Agreement, RA Capital Management may exchange additional shares of common stock beneficially owned by it or its affiliates for pre-funded warrants, subject to certain terms and conditions, including the Company’s written consent.

The Company determined that the pre-funded warrants from both the December 2025 Exchange Agreement and the April 2026 Securities Purchase Agreement did not meet the classification of a liability under ASC 480, Distinguishing Liabilities from Equity. The Company concluded that the pre-funded warrants should be classified as equity based on an analysis performed under ASC 815-40, Contracts in an Entity’s Own Equity.

8. Stock-Based Compensation

2019 and 2021 Equity Incentive Plans

The Company has outstanding awards under its 2019 Equity Incentive Plan (the 2019 Plan), but is no longer granting awards under this plan. The Company’s 2021 Equity Incentive Plan (the 2021 Plan and, together with the 2019 Plan, the Plans) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors and consultants. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available for grant under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The number of shares reserved for issuance under the 2021 Plan was increased by 2,388,316 shares effective as of January 1, 2026 in accordance with the provisions of the 2021 Plan described above. On June 5, 2026, the Company’s shareholders approved an amendment to the 2021 Plan to amend the provision providing for an automatic share pool increase to include pre-funded warrants in the calculation of the annual increase. As a result of the amendment, the next automatic annual share pool increase will come into effect on January 1, 2027 and it will be equal to the lesser of (I) 5% of the sum of (1) the number of outstanding shares of common stock and (2) the number of shares of the Company's common stock subject to pre-funded warrants, each as of the immediately preceding December 31, and (II) an amount determined by the board of directors. As of June 30, 2026, 3,225,667 shares remained available for future grant under the 2021 Plan.

Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Options expire no later than ten years from the date of the grant.

2025 Inducement Plan

In March 2025, the Company’s board of directors adopted the 2025 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 1,250,000 shares of its common stock. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). On September 30, 2025, the Company’s board of directors approved an amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance under the Inducement Plan by 750,000 shares. As of June 30, 2026, 145,834 shares were available for issuance under the Inducement Plan.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the ESPP) allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP. The number of shares reserved for issuance under the ESPP was increased by 477,663 shares effective as of January 1, 2026 in accordance with the provisions of the ESPP described above. As of June 30, 2026, 20,359 shares had been purchased under the ESPP and 2,194,083 shares remained available for issuance under the ESPP.

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

The relevant data used to determine the fair value of the stock options during the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.9	6.0	6.0	6.0
Expected volatility	93.1%	100.7%	97.5%	104.3%
Risk-free interest rate	4.2%	4.1%	3.9%	4.4%
Expected dividend yield	—	—	—	—

Stock Option Activity

Outstanding stock options consist of option grants with service-based vesting conditions, typically 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years. The activity for the stock options is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	6,427,777	$2.81	9.05	$11,727
Options granted	2,926,074	5.83
Options exercised	(97,720)	2.66
Options forfeited	(784,866)	4.14
Outstanding as of June 30, 2026	8,471,265	$3.73	8.70	$78,899
Vested and expected to vest as of June 30, 2026	8,471,265	$3.73	8.70	$78,899
Options exercisable as of June 30, 2026	1,925,199	$3.42	7.08	$18,512

The aggregate intrinsic value disclosed in the above table is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $4.58 and $1.35 per share, respectively.

Restricted Stock Units

The Company has outstanding RSUs with service-based vesting conditions and RSUs with performance-based vesting conditions. The activity for RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	207,897	$7.50
Granted	441	5.67
Vested	(70,838)	7.44
Unvested at June 30, 2026	137,500	$7.53

Stock-Based Compensation

The following table sets forth stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$333	$521	$905	$1,427
General and administrative expenses	1,148	492	2,181	1,608
Total stock-based compensation expense	$1,481	$1,013	$3,086	$3,035

As of June 30, 2026, there was $19.5 million of total unrecognized compensation cost related to unvested awards expected to vest, which is expected to be recognized over a weighted average period of 2.9 years.

9. Net Loss Per Share

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. The Company issued pre-funded warrants in December 2025 and April 2026. The shares of common stock underlying the pre-funded warrants are included in the calculation of basic and diluted net loss per share because they are considered shares issuable for little or no consideration under ASC 260, Earnings Per Share. Refer to Note 7, Related Party Transactions, for additional details on the December 2025 and April 2026 pre-funded warrants issuance. The following table shows the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(13,498)	$(8,666)	$(27,220)	$(29,447)
Denominator:
Weighted-average common shares outstanding, basic and diluted	54,256,071	67,585,121	51,029,617	67,524,124
Weighted-average common shares outstanding under the pre-funded warrant, basic and diluted	21,898,000	—	21,173,028	—
Weighted-average common shares outstanding, basic and diluted	76,154,071	67,585,121	72,202,645	67,524,124
Net loss per share, basic and diluted	$(0.18)	$(0.13)	$(0.38)	$(0.44)

The following table sets forth the outstanding potentially dilutive securities, presented as of period-end, that have been excluded in the calculation of diluted net loss per share for the periods presented because to do so would be anti-dilutive:

	June 30,
	2026	2025
Stock options to purchase common stock	8,471,265	5,663,022
Unvested restricted stock awards and units	137,500	627,710
Shares of common stock issuable under Employee Stock Purchase Plan	1,316	—
Total potentially dilutive shares	8,610,081	6,290,732

10. Stockholders’ Equity (Deficit)

Preferred Stock

Pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Company has 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. The Company’s Board of Directors is expressly authorized, without further action by the Company’s stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the voting powers, designations, preferences and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of June 30, 2026 and December 31, 2025.

Common Stock

Pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Company has 250,000,000 authorized shares of common stock, par value $0.0001 per share. There were 57,436,255 and 47,766,338 shares of common stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

2026 Private Placement

In April 2026, the Company entered into the Securities Purchase Agreement with certain institutional accredited investors (the Investors), including an affiliate of RA Capital Management, pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 9,481,000 shares of the Company’s common stock, par value $0.0001 per share (the Shares), at a price of $9.50 per Share and, to RA Capital Management in lieu of Shares, pre-funded warrants to purchase 2,106,000 shares of the Company’s common stock (the Pre-Funded Warrants) at a price of $9.4999 per Pre-Funded Warrant (the 2026 Private Placement).

The 2026 Private Placement closed in April 2026, and the Company received aggregate net proceeds of approximately $103.4 million, after deducting placement agent fees and offering expenses. The Company has granted the Investors indemnification rights with respect to its representations, warranties, covenants and agreements under the Securities Purchase Agreement.

ATM Program

In March 2025, the Company entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as sales agent (Oppenheimer), pursuant to which the Company may offer and sell shares of its common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at-the-market offering. The Company terminated the Distribution Agreement effective as of June 11, 2026. The Company did not incur any termination penalties as a result of the termination of the Distribution Agreement. As of the effective date of the termination of the Distribution Agreement, the Company had sold no shares of common stock pursuant to the Distribution Agreement.

In June 2026, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $100.0 million of the Company’s common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of June 30, 2026, no sales had been made pursuant to the ATM Program.

11. Segments

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

In addition to the significant expense categories included within net loss presented on the unaudited condensed consolidated statements of operations and comprehensive loss, the following table sets forth disaggregated research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expenses:
Budoprutug	$5,288	$4,521	$10,651	$10,662
CLYM116[1]	1,511	145	2,704	9,265
Legacy programs[2]	7	31	29	73
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,346	1,452	4,699	3,209
Other research and development expenses	562	426	1,004	693
Total research and development expenses	$9,714	$6,575	$19,087	$23,902

1 Includes the upfront payment and the associated direct transaction costs incurred in connection with the Mabworks Agreement for the six months ended June 30, 2025.

2 Includes direct expenses related to the Company’s legacy product candidates ETX-123 and ETX-155.

12. Subsequent Events

On July 14, 2026, the Company entered into an Amended and Restated Technology Transfer and Exclusive License Agreement with Mabworks Biotech Co., Ltd., which amended and restated the parties’ existing agreement dated January 8, 2025. The amended agreement reflects the advancement of the parties’ collaboration and establishes a framework for additional collaboration on development activities, including clinical trials, as may be mutually agreed by the parties. The milestone payment and royalty provisions of the original agreement remain unchanged. The Company is evaluating the accounting impact of the amended agreement.

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

We acquired the rights to our product candidates through license and asset purchase agreements. We have worldwide rights to develop and commercialize budoprutug for all indications, except for oncology. We have rights to develop and commercialize CLYM116 for all indications worldwide outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China). Additional information about our business, our products, and our product candidates is included in Part I. Item 1., “Business” included in our Annual Report.

Budoprutug IV

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

pMN

In November 2025, we dosed the first patient in our Phase 2 clinical trial of budoprutug in pMN patients with persistent proteinuria despite optimized renin-angiotensin-aldosterone system (RAAS) inhibition, known as PrisMN. PrisMN, an open-label, dose-ranging Phase 2 clinical trial, is designed to further evaluate safety, pharmacokinetics (PK), pharmacodynamics (PD) (including B cells, anti-PLA2R (Phospholipase A2 Receptor) and total immunoglobulin), and preliminary efficacy, including complete and partial remission, and to identify an optimal dose for Phase 3. The FDA granted budoprutug orphan-drug designation for the treatment of pMN in January 2023 and Fast Track Designation for pMN in April 2026. Enrollment is now ongoing in the second cohort (600 mg) of the PrisMN trial, and we expect to have initial data, including B-cell and anti-PLA2R data from the low dose cohort (200 mg at 12-24 weeks) at a medical meeting in the fourth quarter of 2026.

ITP

In June 2025, we dosed the first patient in our open-label, dose-escalation Phase 1b/2a clinical trial of budoprutug in patients with ITP, which is designed to evaluate safety, tolerability, PK, PD, and preliminary efficacy, including B-cell depletion and platelet counts. Results from this trial are expected to provide a deeper understanding of budoprutug activity and dosing and will inform future development efforts in ITP and other immune-mediated diseases.

In June 2026, we presented initial Phase 1b data in patients with primary ITP at the European Hematology Association, which demonstrated an encouraging safety and tolerability profile, robust B-cell depletion, and meaningful platelet responses in heavily pretreated patients. Initial safety and efficacy data were reported from the 250 mg cohort, while initial safety data were reported from the 500 mg cohort. These findings support the continued development of budoprutug across multiple autoimmune indications. Enrollment in the 1000 mg cohort is near complete and we expect to report additional data from the 500 mg and 1000 mg dose cohorts in the fourth quarter of 2026.

Target enrollment for the Phase 1b/2a trial is approximately 24 patients, which is expected to be achieved within the Phase 1b portion of the study. We expect the Phase 1b dataset will provide adequate information to inform dose selection and future development planning in ITP and other immune-mediated diseases. Future development decisions will be subject to review of the complete dataset and other considerations.

SLE

In July 2025, we dosed the first patient in our global, open-label, dose-escalation Phase 1b clinical trial of budoprutug in moderate to severe SLE. In this trial, a single dose of budoprutug will be administered in moderate to severe SLE patients to evaluate safety, tolerability, PK, PD, and preliminary efficacy, including B-cell depletion, autoantibody levels, and clinical activity. Enrollment is ongoing and we expect to have initial B-cell data from the global Phase 1b clinical trial in SLE in the fourth quarter of 2026. In December 2025, we received clearance of our IND to initiate a separate, parallel Phase 1b/2a clinical trial in SLE patients in China, which will complement our ongoing global Phase 1b clinical trial and also seek to enroll SLE patients who have lupus nephritis (LN). We dosed the first patient in this trial in June 2026 and are actively enrolling. The data from these trials in SLE are expected to provide insights into budoprutug activity and will also help to inform future development efforts for our program broadly.

Budoprutug SC

In parallel, we are advancing a high-concentration subcutaneous (SC) formulation of budoprutug, which may offer a differentiated convenience profile and potential commercial advantage. We completed a Phase 1 clinical trial of the SC formulation of budoprutug in healthy volunteers in Australia and announced topline data from this trial in May 2026. The SC formulation of budoprutug was generally well-tolerated and resulted in robust B-cell depletion, which was similar to the IV formulation at a matched dose. The results support the advancement of the SC formulation to a multiple dose study in autoimmune disease patients to evaluate full B-cell depleting doses and optimal dosing regimen. We expect initial data from this trial in 2027.

CLYM116

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

In December 2025, we dosed the first subject in our Phase 1 clinical trial in healthy volunteers designed to evaluate the safety, tolerability, PK, and PD of CLYM116. Separately, in February 2026, our partner, Mabworks, initiated a Phase 1/2 clinical trial in China in healthy volunteers and IgAN patients and enrollment is ongoing. In June 2026, we completed dosing in our Phase 1 trial and presented positive translational pharmacometrics modeling and initial Phase 1 safety data for CLYM116 at European Renal Association Congress. We anticipate reporting PK and PD data from our Phase 1 study in healthy volunteers at our next R&D Spotlight on September 3, 2026, and expect additional Phase 1 updates from us and our partner, Mabworks at a medical meeting later this year.

Additionally, Mabworks anticipates dosing the first IgAN patient in the Phase 2 portion of their ongoing study in the third quarter of 2026 and we expect initial data from this trial in 2027.

Risks and Liquidity

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

If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our ability to raise additional funds may be adversely impacted by the potential worsening of global economic conditions and the recent disruptions to, and volatility in, worldwide credit and financial markets, resulting from increased volatility in the trading prices for shares in the biopharmaceutical industry, or otherwise. Further, imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries, could adversely affect global economies, financial markets and the overall environment in which we do business, as further described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Cash, cash equivalents, and marketable securities were $239.2 million as of June 30, 2026. Based on our current operating plan, we expect this balance to fund operations into the second half of 2028. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could use our available capital resources sooner than we currently anticipate, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. See “—Liquidity and Capital Resources.”

2026 Private Placement

In April 2026, we entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional accredited investors (the Investors), including an affiliate of RA Capital Management L.P., pursuant to which we issued and sold to the Investors in a private placement an aggregate of 9,481,000 shares of our common stock at a price of $9.50 per share and, to certain Investors in lieu of shares, pre-funded warrants to purchase 2,106,000 shares of our common stock at a price of $9.4999 per pre-funded warrant (the 2026 Private Placement). We received aggregate net proceeds from the 2026 Private Placement of approximately $103.4 million, after deducting placement agent fees and other offering expenses.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
Operating expenses:
Research and development	$9,714	$6,575	$3,139	$19,087	$23,902	$(4,815)
General and administrative	5,645	4,102	1,543	11,483	9,793	1,690
Total operating expenses	15,359	10,677	4,682	30,570	33,695	(3,125)
Loss from operations	(15,359)	(10,677)	(4,682)	(30,570)	(33,695)	3,125
Other income (expense):
Interest income	1,855	2,173	(318)	3,369	4,460	(1,091)
Foreign currency gain (loss)	6	(162)	168	(19)	(212)	193
Total other income, net	1,861	2,011	(150)	3,350	4,248	(898)
Net loss	$(13,498)	$(8,666)	$(4,832)	$(27,220)	$(29,447)	$2,227

Operating Expenses

Research and Development

The following table sets forth our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
Direct research and development expenses:
Budoprutug	$5,288	$4,521	$767	$10,651	$10,662	$(11)
CLYM116	1,511	145	1,366	2,704	9,265	(6,561)
Legacy programs	7	31	(24)	29	73	(44)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,346	1,452	894	4,699	3,209	1,490
Other research and development expenses	562	426	136	1,004	693	311
Total research and development expenses	$9,714	$6,575	$3,139	$19,087	$23,902	$(4,815)

Research and development expenses increased from $6.6 million for the three months ended June 30, 2025 to $9.7 million for the three months ended June 30, 2026. The increase was primarily due to the increased spend associated with the advancement of our budoprutug and CLYM116 programs as well as increased personnel-related expenses to support such advancement.

Research and development expenses decreased from $23.9 million for the six months ended June 30, 2025 to $19.1 million for the six months ended June 30, 2026. The decrease was primarily due to the $9.0 million upfront payment and associated transaction costs made during the six months ended June 30, 2025 in connection with the Mabworks Agreement and our license of CLYM116 with no similar payment made during the six months ended June 30, 2026, partially offset by approximately $2.7 million of spend associated with the advancement of our clinical and preclinical pipeline as well as an additional $1.5 million in personnel-related expenses incurred during the six months ended June 30, 2026.

General and Administrative

General and administrative expenses increased from $4.1 million for the three months ended June 30, 2025 to $5.6 million for the three months ended June 30, 2026. The increase was primarily due to higher personnel-related expenses of $1.5 million, including increased stock-based compensation of $0.7 million, driven by increased headcount.

General and administrative expenses increased from $9.8 million for the six months ended June 30, 2025 to $11.5 million for the six months ended June 30, 2026. The increase was primarily due to higher personnel-related expenses of $1.8 million, including increased stock-based compensation of $0.6 million, driven by increased headcount.

Other Income (Expense)

Interest Income

Interest income decreased from $2.2 million for the three months ended June 30, 2025 to $1.9 million for the three months ended June 30, 2026, primarily due to lower returns earned on our marketable securities.

Interest income decreased from $4.5 million for the six months ended June 30, 2025 to $3.4 million for the six months ended June 30, 2026, primarily due to lower returns earned on our marketable securities.

Foreign Currency (Loss)

Foreign currency (loss) was not material in either of the three and six months ended June 30, 2026 or 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our IPO, the sale and issuance of shares of our common stock and pre-funded warrants to purchase shares of our common stock in private placements including the 2026 Private Placement. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $239.2 million.

In March 2025, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Oppenheimer & Co. Inc., as sales agent (Oppenheimer), pursuant to which we may offer and sell shares of our common stock from time to time through Oppenheimer having an aggregate offering price of up to $22.4 million in an at the market offering. We terminated the Distribution Agreement effective as of June 11, 2026. We did not incur any termination penalties as a result of the termination of the Distribution Agreement. As of the effective date of the termination of the Distribution Agreement, we had not sold any shares of Common Stock pursuant to the Distribution Agreement.

In June 2026, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $100.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of June 30, 2026, no sales had been made pursuant to the ATM Program.

Cash Flows

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(24,925)	$(26,582)
Net cash used in investing activities	(70,218)	(37,965)
Net cash provided by financing activities	103,708	—

Operating activities

For the six months ended June 30, 2026, net cash used in operating activities was $24.9 million, reflects our net loss of $27.2 million, non-cash adjustments totaling $2.5 million and a net change of $(0.2) million in our net operating assets and liabilities. Non-cash adjustments primarily related to stock-based compensation expense of $3.1 million, partially offset by net accretion of discounts on marketable securities of $0.7 million.

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

Investing activities

For the six months ended June 30, 2026, net cash used in investing activities was $70.2 million, consisting primarily of purchases of $127.5 million of marketable securities, offset by $57.5 million in proceeds received from maturities of marketable securities.

For the six months ended June 30, 2025, net cash used in investing activities was $38.0 million, consisting primarily of purchases of $79.4 million of marketable securities, partially offset by $41.5 million in proceeds received from maturities of marketable securities.

Financing activities

For the six months ended June 30, 2026, net cash provided by financing activities was $103.7 million, consisting primarily of net proceeds related to the 2026 Private Placement of $103.4 million.

For the six months ended June 30, 2025, there were no financing activities.

Funding Requirements

Cash, cash equivalents, and marketable securities were $239.2 million as of June 30, 2026. Based on our current operating plan, we expect this balance to fund operations into the second half of 2028. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could exhaust our available capital resources sooner than we expect. We anticipate that our expenses will increase for the foreseeable future as we continue to advance our current product candidates and any product candidates we may develop, expand our corporate infrastructure, and incur costs associated with potential commercialization.

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
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our clinical trial of the SC formulation of budoprutug, our clinical trials of CLYM116, and any future clinical trials of our product candidates;
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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report.

Recently Issued Accounting Pronouncements Not Yet Adopted

Refer to Note 2, Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Implications of Being an "Emerging Growth Company" and "Smaller Reporting Company"

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million as of the last business day of our most recently completed second fiscal quarter and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the last business day of our most recently completed second fiscal quarter or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the last business day of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2026 because of the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of June 30, 2026. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from product sales. We do not expect to generate revenue from product sales for the foreseeable future. Budoprutug and CLYM116 are both in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception and expect to continue to incur substantial losses, including expenses incurred to advance the development of budoprutug and CLYM116, conduct clinical trials, pursue regulatory approvals, maintain, expand, and protect our intellectual property portfolio, operate as a public company, potentially acquire or in-license other technologies, and build the capabilities necessary for potential commercialization of our product candidates, if approved. Our net losses totaled $13.5 million and $27.2 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $316.9 million. We may never achieve or sustain profitability.

If we are unable to access capital when needed, it could force us to delay, reduce or terminate our product candidate development programs, commercialization efforts, or other operations.

Conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and preparing for potential commercialization are costly, time-consuming, and subject to significant uncertainty. Cash, cash equivalents, and marketable securities were $239.2 million as of June 30, 2026. Based on our current operating plan, we expect this balance to fund operations into the second half of 2028. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could exhaust our available capital resources sooner than we expect. In addition, our operating plan may change, and we may require additional capital sooner than anticipated. Our future need for additional funding depends on many factors, including:

•
the number and scope of development, nonclinical and clinical programs we decide to pursue, and the timing, cost and progress of activities related to such programs;
•
the progress, costs and results of our clinical trials of budoprutug in pMN, ITP, and SLE, our clinical trial of the SC formulation of budoprutug, our clinical trials of CLYM116, and any future clinical trials of our product candidates;
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

Further, we have issued, and may in the future issue additional, equity securities as consideration for business development transactions, which may also dilute our existing stockholders’ ownership interests. For example, we issued additional shares of our common stock in connection with our acquisition (the Acquisition) of Tenet Medicines, Inc. (Tenet), and in the concurrent private placement (the Acquisition Private Placement) as well as shares of our common stock and pre-funded warrants to purchase shares of our common stock in the 2026 Private Placement.

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

As a result of the Acquisition, certain legacy Tenet agreements effectively became agreements of ours, including the Asset Purchase Agreement with Acelyrin, the CRH Agreement, and a cell line development, manufacturing services and license agreement with ProBioGen AG. In addition, in January 2025, we entered into the Mabworks Agreement, pursuant to which we obtained licenses to develop, manufacture and commercialize CLYM116, and products containing CLYM116, in certain territories.

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

The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee (Committee) of the European Medicines Agency (EMA) or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any product candidates for which we seek regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Even if we obtain regulatory approval for any of our product candidates, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety and efficacy profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety and/or efficacy information after approval of such product candidate, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy (REMS) or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services (HHS), state attorneys general, members of Congress and the public. For example, the FDA stated in September 2025 that it intends to more aggressively enforce requirements for direct-to-consumer drug advertising and sent a significant number of warning and untitled letters to pharmaceutical companies alleging deceptive prescription drug advertising, which represents a dramatic increase in FDA actions compared to prior years.

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

From time to time, we may announce, present or publish preliminary, initial, or interim data or other information from our clinical trials, such as the initial Phase 1b data we announced from the Phase 1b/2a clinical trial of budoprutug in patients with ITP. Any such data and other results from our clinical trials may materially change as more patient data and information become available. Such data and information may also undergo significant change following subsequent auditing, validation and verification procedures that are commonly conducted in clinical trials. Thus, any preliminary, initial, or interim data or other information may not be predictive of final results from the clinical trial and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or other determinations that may qualify such results, once we have received and fully evaluated the additional data.

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

A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier nonclinical studies or clinical trials. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials.

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

A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our future clinical trials will ultimately be successful or support further nonclinical or clinical development of our product candidates. Our success is dependent on the progress and outcomes of our development efforts, including our clinical trials of budoprutug for pMN, ITP and SLE, our clinical trial of the SC formulation of budoprutug, and our clinical trials of CLYM116. In addition, the commencement and rate of completion of nonclinical studies and clinical trials may be delayed by many factors, including:

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition would reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial sites.

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

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, less expensive or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

The development and commercialization of new drug products is highly competitive. Moreover, the field of immune-mediated diseases is characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We will face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for development, manufacturing, and commercialization.

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

The competitive landscape for budoprutug includes multiple companies developing biologics and other modalities targeting CD19 for immune-mediated diseases. We are aware of several companies developing naked monoclonal antibodies, including Amgen Inc., which has an approved treatment, UPLIZNA (inebilizumab), for neuromyelitis optica spectrum disorder, immunoglobulin G4-related disease (IgG4-RD), and generalized myasthenia gravis (gMG), and IASO Biotherapeutics, Inc. (RD129/IASO782) in Phase 1 development for autoimmune disease. AbbVie Inc. is developing a CD19-targeting glucocorticoid receptor modulator antibody-drug conjugate (ABBV-319). Companies developing bispecific T-cell engagers or CD19 bifunctional monoclonal antibodies include but are not limited to, Cullinan Therapeutics, Inc. (CLN-978), Zenas BioPharma, Inc. (obexelimab), F. Hoffmann-La Roche Ltd. (RG6382) and Merck & Co., Inc. (CN201). Companies developing CD19 chimeric antigen receptor T-cell (CAR-T) and chimeric antigen receptor-natural killer (CAR-NK) therapies include but are not limited to Novartis AG (YTB323), Bristol Myers Squibb Company (BMS-986353), Cabaletta Bio, Inc. (CABA-201), Kyverna Therapeutics, Inc. (mivocabtagene autoleucel) and Nkarta, Inc. (NKX019).

The competitive landscape for CLYM116 includes, but is not limited to, companies developing biologics targeting APRIL or BAFF/APRIL for IgAN, such as Otsuka Pharmaceutical Co., Ltd. and Vera Therapeutics, Inc., which have approved treatments (VOYXACT (sibeprenlimab) and TRUTAKNA (atacicept), respectively), Novartis AG (zigakibart), Jade Biosciences, Inc. (JADE-101), and Vertex Pharmaceuticals Incorporated, which has submitted a BLA for FDA approval of povetacicept. In addition, companies targeting CD38, such as Biogen Inc. (felzartamab) and Takeda Pharmaceutical Company Limited (mezagitamab), companies developing degraders such as Biohaven, Ltd. (BHV-1400), and companies developing IgA sweeper antibodies such as argenx (ARGX-121) for IgAN are also potential competitors for CLYM116.

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

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. The current administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Reductions in the FDA’s review or inspection divisions could extend review timelines, delay or prevent pre-approval inspections and limit opportunities for FDA feedback on pending applications. In addition, there were several reports in 2025 of the FDA failing to meet its PDUFA goal dates for action on a new drug application (NDA) or BLA due to limited resources. Any of these factors may delay or limit our ability to obtain FDA approval and commercialize our product candidates.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, as amended, generally includes a 2% reduction in Medicare payments to providers from April 1, 2013 until 2032 unless Congress takes additional action.

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

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law by former President Biden. The legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage.

Among other things, the IRA requires the federal government to negotiate Medicare prices with manufacturers of certain drugs, beginning in 2023 with the first negotiated prices taking effect in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (that began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The Centers for Medicare & Medicaid Services (CMS) may negotiate prices for ten high-cost drugs to be paid by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

Further, drug manufacturers may be subject to an excise tax for failing to participate in price negotiations or charging more than the negotiated “maximum fair price” and civil money penalties for not complying with the terms of the program. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps annual Medicare out-of-pocket drug costs, with the cap set at $2,100 for 2026.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other pharmaceutical manufacturers and the pharmaceutical industry association filed additional lawsuits challenging the program on various constitutional and statutory grounds. Every court that has thus far considered substantive challenges to the Medicare drug price negotiation program has ruled against the pharmaceutical industry, dismissing both constitutional and statutory arguments. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare Drug Price Negotiation Program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement.

We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

In addition, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and streamlining the state drug importation program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most-favored-nation (MFN) pricing in the U.S. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. Since that time, all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the Trump Administration’s pricing agreements with pharmaceutical manufacturers and lists prices for generic drugs.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two seven-year pilot programs to implement “reference pricing” regimes for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing (GLOBE) Model for Medicare Part B drugs, and the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) for Medicare Part D drugs. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organisation for Economic Co-operation and Development countries with a gross domestic product (GDP) of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rules). These pilot programs are proposed to go into effect beginning October 1, 2026 (GLOBE) and January 1, 2027 (GUARD).

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

These laws may impact, among other things, our current and future business operations, including our clinical research activities and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include the following (some of which may apply only if and when we have a marketed product):

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
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers with whom we interact;

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
•
U.S. state consumer privacy and consumer health privacy laws;
•
analogous U.S. state laws and regulations, including state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers;
•
state laws that require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to file reports relating to pricing and marketing information; and state and local laws requiring the registration of pharmaceutical sales representatives; and
•
European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. If and when one of our product candidates is approved, our compliance efforts will need to expand and evolve to address newly applicable laws. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may conclude that our business practices are non-compliant.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations:

•
Section 5 of the Federal Trade Commission Act;
•
HIPAA, as amended by the HITECH (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information that apply to most U.S. healthcare providers with which we interact, such as our U.S. clinical study sites); and
•
The California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights.

In addition to California, many other states have passed comprehensive privacy laws similar to the CCPA and CPRA, which create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data). These state laws impose obligations on businesses to which they apply, including requirements to conduct data processing risk assessments, to enter into data processing agreements with vendors and other third-parties with whom a business shares personal information, and to make detailed disclosures to residents of those states about the business’ data collection, use and sharing practices. Many of these state laws also allow for statutory fines for noncompliance. To the extent they are applicable to our business and operations, these laws may increase compliance costs and potential liability with respect to other personal information we maintain about residents of these states. We expect other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Additional data privacy and security laws have been proposed and enacted at the federal, state and local levels in recent years, which could further complicate compliance efforts. Such restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation and the equivalent law in the U.K. (together the GDPR) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data, including health data collected from subjects enrolled in our clinical trials at sites located in the EU. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. The EU, U.K. and certain other foreign jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions, such as transferring or receiving personal data that originates in the EU.
Additional jurisdictions have enacted and continue to enact and modify their data privacy laws, which increases the complexity of the data privacy landscape.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, consumer litigation, enforcement actions by regulators or other adverse consequences. Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we try to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived as having failed). Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

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

We may also seek a Priority Review designation for our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A Priority Review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of 10 months. On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher (CNPV) Program, may be redeemed by sponsors to shorten the review time of an NDA or BLA from approximately 10 to 12 months to potentially as short as one to two months. The FDA has indicated that the CNPV Program will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. As of July 1, 2026, the FDA has issued 18 vouchers and approved seven products under this program. However, there have been significant changes in FDA’s senior leadership since the launch of the CNPV Program, and industry stakeholders have raised concerns regarding the CNPV Program. Consequently, we do not know whether or under what circumstances FDA may continue to award vouchers or grant approvals under the CNPV Program.

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

For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. In March 2026, the FDA issued another draft guidance with additional recommendations that are intended to streamline the development requirements for licensure of biosimilars.

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

We conduct and may conduct future clinical trials with trial sites that are located outside the U.S. The acceptance by the FDA or other regulatory authorities of trial data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. Trials outside the U.S. also present operational risks, including complying with local regulations, foreign exchange rate risk, potentially more limited IP protection, and geopolitical risks that can add cost and delay to conducting clinical trials. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the

U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., we must secure product pricing and approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

In the U.K., clinical trials of medicinal products are primarily governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended (the U.K. Regulations). The U.K. Regulations sought to implement the Directive 2001/20/EC while the U.K. was a member state of the EU. Since the CTR was not in force in the EU at the time when the U.K. exited the EU, it was not retained in U.K. law on exit day under the terms of the European Union (Withdrawal) Act 2018. Building on the foundation of the 2004 Regulations, the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025, enacted under the Medicines and Medical Devices Act 2021, establish a modernized framework for clinical trials in the U.K. and came into operation on April 28, 2026. The regime streamlines approvals, introduces binding timelines, and enhances transparency and participant protections, aligning U.K. requirements with international standards.

As of January 1, 2024, a new international recognition procedure (IRP) applies which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include the EMA and regulators in the European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review, and RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a Mutual Recognition/Decentralised Reliance Procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

The BIOSECURE Act, signed into law in December 2025, prohibits U.S. federal agencies from utilizing or entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” (BCC) in the performance of that contract. This legislation also restricts the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from using such equipment or services in the performance of federal contracts or grants. The BIOSECURE Act lays out two processes by which a company can be determined to be a BCC, and no later than December 18, 2026, the Office of Management and Budget will publish a list of entities that satisfy the definition. On
February 13, 2026, the Department of Defense published an updated 1260 list of “Chinese military companies,” which included WuXi
AppTec (WuXi).

We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi and its affiliates, to manufacture certain materials used in the development of our product candidates or to provide services in connection with such development activities. In addition, we rely on Mabworks, a Chinese corporation, pursuant to the Mabworks Agreement, to conduct nonclinical studies of CLYM116 and to provide clinical supply of CLYM116 for these studies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese BCCs without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

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

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. (the Proclamation). The Proclamation affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning July 31, 2026, a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) or are listed in the FDA’s Lists of Licensed Biological Products (Purple Book). The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

Risks Related to our Intellectual Property

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

With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending PCT applications and eight pending ex-U.S. patent applications, and we have also exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement with CRH. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own five pending U.S. provisional patent applications with Mabworks. We can provide no assurance that any of our current or future patent applications will result in issued patents for budoprutug or CLYM116. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending PCT applications and eight pending ex-U.S. patent applications. We also have exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement with CRH. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own five pending U.S. provisional patent applications with Mabworks. We can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug, CLYM116 or any other product candidates we may develop.

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

We have limited control over the manner in which CRH’s or our other licensors may initiate an infringement proceeding against a third-party infringer of such intellectual property rights, or defend certain intellectual property that may be licensed to us. It is possible that CRH or our other licensors infringement proceeding or defense activities may be less vigorous than if we conduct them ourselves. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights.

For example, under the Mabworks Agreement, Mabworks is responsible for prosecuting and maintaining intellectual property protection for CLYM116 in Greater China in consultation with us. We have not had and do not have primary control over these activities in Greater China for CLYM116.

We cannot be certain that such activities by Mabworks will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights in Greater China. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect their or our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from our licensors, otherwise experience disruption to our business relationships with our licensors, or we are unable to obtain licenses from other third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, we could lose license rights that are important to our business and our business could be harmed.

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

We acquired our right to a number of licenses pursuant to the Asset Purchase Agreement, as well as from license agreements that Tenet entered into in connection with the Asset Purchase Agreement. Those license agreements impose on us various development, regulatory and commercial diligence obligations, payment of milestones and royalties and other obligations. To the extent a Product (as such term is defined in the Asset Purchase Agreement) exists under the Asset Purchase Agreement, Climb may also have diligence and payment obligations to Acelyrin, and Acelyrin may have certain related rights if we fail to comply with diligence obligations, including the right to re-purchase the Transferred Assets (as defined in the Asset Purchase Agreement), including our rights to the licenses subject to the Asset Purchase Agreement, in which case, we may not be able to market or develop such Product.

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

Any patent that may be issued from our nine owned pending U.S. nonprovisional patent applications, three owned pending PCT applications and six of our eight owned pending ex-U.S. patent applications relating to budoprutug is expected to expire in 2045, excluding any patent term adjustment (PTA) that might be available following the grant of any such patent and any patent term extension (PTE) that might be available following the grant of marketing authorizations.

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

Any patent that may be issued from our pending patent applications co-owned with Mabworks relating to CLYM116 is expected to expire in 2046 or 2047, excluding any PTA that might be available following the grant of any such patent and any PTE that might be available following the grant of marketing authorizations.

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

The increasingly distributed nature of computing, including prevalent use of mobile devices to access confidential information and widespread use of cloud-based applications hosted in remote data centers, increases the risk of security breaches and incidents. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been affected. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Our business strategy incorporates potential international expansion as we seek to conduct clinical trials, obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the U.S. For example, we are actively conducting clinical trials in multiple countries outside of the U.S., including in Australia, China, and Europe. If budoprutug, CLYM116 or any of our future product candidates are approved in international jurisdictions, we may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of risks, including but not limited to:

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
•
certain expenses including, among others, expenses for travel and insurance; and
•
regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

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

To finance any acquisitions, investments or strategic alliances, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. For example, in June 2024 we issued 5,560,047 shares of our common stock as consideration in connection with the closing of the Acquisition, and we issued 31,238,282 shares of our common stock in connection with the closing of the Acquisition Private Placement, resulting in the issuance of a total of an additional 36,798,329 shares of our common stock. In addition, in April 2026, we issued 9,481,000 shares of our common stock and pre-funded warrants to purchase 2,106,000 shares of our common stock in connection with the closing of the 2026 Private Placement.

If the price of our common stock is low or volatile, we may be unable to consummate any acquisitions, investments or strategic alliances using our common stock as consideration. Additional funds may not be available on terms favorable to us, or at all.

Our expanding use of AI exposes us to operational, regulatory, legal and ethical risks that could adversely affect our business, reputation, financial condition and results of operations.

We increasingly develop, procure, and deploy AI and machine learning (ML) tools across our operations. While these tools may create efficiencies, they also introduce risks related to data quality and bias, transparency and explainability, validation and lifecycle management, cybersecurity, intellectual property, privacy, discrimination, liability, and third-party dependencies. Errors or bias in AI outputs, inadequate monitoring, or insufficient documentation could impair clinical development, pharmacovigilance, manufacturing quality, or commercial activities, resulting in delays, higher costs, product or batch actions, or reputational harm. The emergence of AI and other technologies may exacerbate other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, and data privacy or security. For example, regulatory uncertainty related to AI or other emerging technologies may require significant resources to adjust business practices to comply with developing laws. Several governmental authorities have already proposed or enacted laws and other guidance governing AI.

For example, in the U.S., the FDA has outlined a risk-based credibility framework for AI used to support drug and biologics development, signaling expectations for context of use validation, lifecycle maintenance, traceability and explainability; these expectations could increase development costs and elongate review. These and other developing obligations may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability. Further, use of AI technologies could lead to unintended consequences, such as data leakage, healthcare fraud and abuse, cybersecurity incidents, intellectual property infringement, or unintended biases. Our AI use must also comply with privacy regimes, including the U.K. GDPR and EU GDPR (e.g., restrictions on automated decision making and profiling, and stringent transparency and data subject rights). Divergent and evolving requirements across jurisdictions may require region specific controls, duplicated validation, or delayed deployments; failure to comply could lead to investigations, fines, injunctions, adverse regulatory outcomes, litigation, loss of market access or reputational damage.

Risks Related to our Common Stock

The trading price of our common stock has been and may continue to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been volatile and is likely to remain volatile. The stock market in general and the market for biotechnology companies in particular have also experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may continue to be volatile in the future and may be influenced by many factors, including:

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
•
general political and economic conditions, including as a result of geopolitical instability; and
•
other events or factors, including the other factors described in this “Risk Factors” section, many of which are beyond our control.

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

Additionally, a significant number of our shares of our common stock and shares of our common stock issuable upon the exercise of pre-funded warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

In connection with the Acquisition Private Placement, we entered into a registration rights agreement, pursuant to which we are required to register for resale the shares purchased in the Acquisition Private Placement and the consideration issued in the Acquisition. Pursuant to this agreement, in July 2024, we filed a registration statement covering the resale of the shares purchased by the purchasers in the Acquisition Private Placement and the consideration issued in connection with the Acquisition. In addition, in connection with the 2026 Private Placement, we filed a registration statement covering the resale of the shares of our common stock and the shares of our common stock issuable upon exercise of the pre-funded warrants purchased in the 2026 Private Placement.

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

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders, including affiliates of RA Capital Management L.P. (RA Capital Management), may limit or prevent new investors from influencing significant corporate decisions and also reduces the public float for our common stock, which could make our common stock less attractive to some investors or otherwise harm our stock price.

As of June 30, 2026, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 42.5% of our outstanding common stock, inclusive of affiliates of RA Capital Management, which owns approximately 19.8% of our outstanding common stock, but they have the right to exercise pre-funded warrants at any time to purchase up to 33.0% of our common stock (as described below). These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

In December 2025, we entered into the Exchange Agreement with RA Capital Management and an entity affiliated with RA Capital Management (the Exchanging Holder) pursuant to which the Exchanging Holder exchanged an aggregate of 20,440,000 shares of our common stock beneficially owned by the Exchanging Holder for a pre-funded warrant to purchase the same number of shares of our common stock. The shares of our common stock exchanged by the Exchanging Holder were retired, and we had 47.7 million shares of common stock outstanding immediately after the transaction. The pre-funded warrant is exercisable at any time, however, the Exchanging Holder will not be entitled to exercise any portion of the pre-funded warrant if, upon giving effect or immediately prior to such exercise, such exercise would result in the aggregate number of shares of our common stock beneficially owned by RA Capital Management, the Exchanging Holder and their respective affiliates, collectively, to exceed 33.0% of the number of shares of our common stock issued and outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant. The Exchanging Holder may increase or decrease such percentage to any other percentage not in excess of 33.0%; provided that any such increase will not be effective until the 61st day after notice from the Exchanging Holder is delivered to us. In addition, in accordance with the terms of the Exchange Agreement, RA Capital Management and the Exchanging Holder have agreed to, and to cause each other account or fund managed by or affiliated with RA Capital Management to, vote all securities beneficially owned by them or their respective affiliates in excess of 33.0% of the total voting power of our outstanding capital stock, in proportion to and in accordance with the vote of all of our stockholders (excluding RA Capital Management and the Exchanging Holder and their respective affiliates). In addition, RA Capital Management purchased additional pre-funded warrants in the 2026 Private Placement, and the shares issuable upon the exercise of such pre-funded warrants will be subject to the Exchange Agreement.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of June 30, 2026. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4, “Controls and Procedures,” of this Quarterly Report.

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

Item 5. Other Information

Director and Officer Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2026, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), was as follows:

Name (Title)	Action taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan
Stephen Thomas (Director)	Adoption (June 16, 2026)	Rule 10b5-1 trading arrangement	Sale	Until September 15, 2027, or, if earlier, upon the completed sale of the maximum shares	100,000

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among the Company, Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-40708	3.1	11/12/2024
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40708	3.2	10/2/2024
10.1†	Non-Employee Director Compensation Policy
10.2	Securities Purchase Agreement, dated April 27, 2026, by and among the Company and the Investors party thereto	8-K	001-40708	10.1	4/28/2026
10.3	Form of Registration Rights Agreement	8-K	001-40708	10.2	4/28/2026
10.4†	2021 Equity Incentive Plan, as amended	8-K	001-40708	99.1	6/8/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

† Indicates management contract or compensatory plan.

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

Climb Bio, Inc.

Date: August 6, 2026	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Susan Altschuller
Susan Altschuller, Ph.D., MBA
Chief Financial Officer (Principal Financial Officer)