Form 10-Q
period 2026-09-30
Climb Bio, Inc.
filed 2026-11-05
CIK 1768446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40708

CLIMB BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2273741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 William Street Suite G50 Wellesley Hills, MA	02481
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866)-857-2596

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CLYM	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

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

As of October 30, 2026, the registrant had 58,738,178 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

You should read this Quarterly Report and the documents that we reference herein and have filed as exhibits or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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
•
With respect to budoprutug, we own two pending U.S. provisional patent applications, nine pending U.S. nonprovisional patent applications, three pending Patent Cooperation Treaty international patent applications (each, a PCT application), and eight pending ex-U.S. patent applications, and we have also exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement (the CRH Agreement) with Cancer Research Technology Limited (CRH). With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own six pending U.S. provisional patent applications, one pending U.S. nonprovisional patent application, and one pending PCT application with Beijing Mabworks Biotech Co., Ltd. (Mabworks). We can provide no assurance that any of our current or future patent applications will result in issued patents. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Climb Bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$39,731	$35,685
Short-term marketable securities	165,692	65,395
Prepaid expenses and other current assets	4,726	4,769
Total current assets	210,149	105,849
Long-term marketable securities	22,202	59,572
Operating lease right-of-use assets	994	505
Property and equipment, net	1,327	288
Other long-term assets	1,892	1,530
Total assets	$236,564	$167,744
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,058	$2,269
Accrued expenses and other current liabilities	6,385	4,459
Operating lease liabilities	463	256
Total current liabilities	7,906	6,984
Operating lease liabilities, net of current portion	605	285
Total liabilities	8,511	7,269
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 57,728,178 and 47,766,338 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	560,095	449,762
Accumulated other comprehensive income (loss)	(528)	435
Accumulated deficit	(331,520)	(289,727)
Total stockholders’ equity (deficit)	228,053	160,475
Total liabilities and stockholders’ equity (deficit)	$236,564	$167,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$11,044	$9,073	$30,131	$32,975
General and administrative	5,849	5,819	17,332	15,612
Total operating expenses	16,893	14,892	47,463	48,587
Loss from operations	(16,893)	(14,892)	(47,463)	(48,587)
Other income (expense):
Interest income	2,325	2,037	5,694	6,497
Foreign currency gain (loss)	(5)	(33)	(24)	(245)
Total other income (expense), net	2,320	2,004	5,670	6,252
Net loss	$(14,573)	$(12,888)	$(41,793)	$(42,335)
Net loss per share, basic and diluted	$(0.18)	$(0.19)	$(0.56)	$(0.63)
Weighted-average common shares outstanding, basic and diluted	80,030,833	68,003,248	74,840,715	67,685,587

Comprehensive loss:
Net loss	$(14,573)	$(12,888)	$(41,793)	$(42,335)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(461)	151	(963)	446
Comprehensive loss	$(15,034)	$(12,737)	$(42,756)	$(41,889)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2025	47,766,338	$5	$449,762	$435	$(289,727)	$160,475
Vesting of restricted stock units	563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,642	—	5	—	—	5
Stock-based compensation expense	—	—	1,605	—	—	1,605
Unrealized gain (loss) on marketable securities	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(13,722)	(13,722)
Balances at March 31, 2026	47,768,543	$5	$451,372	$157	$(303,449)	$148,085
Vesting of restricted stock units	70,275	—	—	—	—	—
Issuance of common stock upon exercise of stock options	96,078	—	255	—	—	255
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	9,481,000	1	103,368	—	—	103,369
Issuance of common stock under equity incentive plans related to ESPP	20,359	—	79	—	—	79
Stock-based compensation expense	—	—	1,481	—	—	1,481
Unrealized gain (loss) on marketable securities	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	(13,498)	(13,498)
Balances at June 30, 2026	57,436,255	$6	$556,555	$(67)	$(316,947)	$239,547
Issuance of common stock upon exercise of stock options	291,923	—	1,504	—	—	1,504
Stock-based compensation expense	—	—	2,036	—	—	2,036
Unrealized gain (loss) on marketable securities	—	—	—	(461)	—	(461)
Net loss	—	—	—	—	(14,573)	(14,573)
Balances at September 30, 2026	57,728,178	$6	$560,095	$(528)	$(331,520)	$228,053

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	67,255,434	$7	$441,727	$23	$(229,876)	$211,881
Vesting of restricted stock units	320,333	—	—	—	—	—
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized gain (loss) on marketable securities	—	—	—	263	—	263
Net loss	—	—	—	—	(20,781)	(20,781)
Balances at March 31, 2025	67,575,767	$7	$443,749	$286	$(250,657)	$193,385
Vesting of restricted stock units	188,333	—	—	—	—	—
Stock-based compensation expense	—	—	1,013	—	—	1,013
Unrealized gain (loss) on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(8,666)	(8,666)
Balances at June 30, 2025	67,764,100	$7	$444,762	$318	$(259,323)	$185,764
Vesting of restricted stock units	420,335	—	—	—	—	—
Stock-based compensation expense	—	—	3,976	—	—	3,976
Unrealized gain (loss) on marketable securities	—	—	—	151	—	151
Net loss	—	—	—	—	(12,888)	(12,888)
Balances at September 30, 2025	68,184,435	$7	$448,738	$469	$(272,211)	$177,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Climb Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,793)	$(42,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,122	7,011
Non-cash operating lease expense	279	144
Accretion of discounts on marketable securities, net	(1,152)	(1,763)
Depreciation and amortization expense	266	67
Unrealized foreign currency transaction loss	7	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	608	(110)
Other long-term assets	(219)	(1,514)
Accounts payable	(1,276)	(228)
Accrued expenses and other current liabilities	1,474	152
Operating lease liabilities	(241)	(168)
Net cash used in operating activities	(36,925)	(38,721)
Cash flows from investing activities:
Purchases of property and equipment	(1,080)	(186)
Purchases of marketable securities	(164,250)	(103,082)
Proceeds from maturities and redemptions of marketable securities	101,512	80,563
Net cash used in investing activities	(63,818)	(22,705)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan purchases	1,844	—
Proceeds from the issuance of common stock and pre-funded warrants in private placement, net of issuance costs	103,368	—
Payment of deferred offering costs	(280)	—
Net cash provided by financing activities	104,932	—
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash, cash equivalents and restricted cash	4,189	(61,426)
Cash, cash equivalents and restricted cash at beginning of period	35,685	87,229
Cash, cash equivalents and restricted cash at end of period	$39,874	$25,803
Supplemental disclosure of cash flow information:
Cash paid for leases included in operating cash outflows	$195	$—
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$225	$—
Right-of-use assets obtained in exchange for lease liabilities	$1,108	$216
Decrease in lease liabilities due to reduction in right-of-use assets from lease modifications	$340	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$285	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39,731	$25,803
Restricted cash (included in other non-current assets)	143	—
Total cash, cash equivalents and restricted cash	$39,874	$25,803

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

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025, but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the condensed results of its operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026 (Annual Report).

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. During the three and nine months ended September 30, 2026, the Company incurred a net loss of $14.6 million and $41.8 million, respectively, and for the nine months ended September 30, 2026, the Company had negative operating cash flows of $36.9 million. The Company has an accumulated deficit of $331.5 million as of September 30, 2026 and expects to incur additional losses from operations in the future until such time, if ever, that the Company can generate significant sales of its product candidates currently in development.

Since inception, the Company has funded its operations with proceeds from the sale and issuance of shares of its redeemable convertible preferred stock, its initial public offering, and the sale and issuance of shares in private placements of shares of the Company’s common stock and pre-funded warrants to certain institutional investors. Cash, cash equivalents and marketable securities were $227.6 million as of September 30, 2026. Based on its current operating plan, the Company expects this balance will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these unaudited condensed consolidated financial statements. The Company anticipates that it will need to raise substantial financing in the future to fund its operations. The Company may finance future cash needs through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or other strategic arrangements. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

Restricted Cash

In connection with the Company amending its lease agreement for its headquarters in Wellesley Hills, MA, in May 2026, the Company was required to provide a security deposit in the form of a letter of credit. The Company has classified this restricted cash in other long-term assets within its condensed consolidated balance sheets as of September 30, 2026. There was no restricted cash as of December 31, 2025.

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

3. Marketable Securities

Marketable securities consisted of available-for-sale securities as follows (in thousands):

	As of September 30, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$52,160	$9	$(119)	$52,050
U.S. Treasury securities	106,889	4	(216)	106,677
U.S. government agency debt securities	6,999	—	(34)	6,965
Total short-term marketable securities	$166,048	$13	$(369)	$165,692
Long-term marketable securities:
Corporate bonds	$9,891	$—	$(92)	$9,799
U.S. Treasury securities	12,483	—	(80)	12,403
U.S. government agency debt securities	—	—	—	—
Total long-term marketable securities	$22,374	$—	$(172)	$22,202

	As of December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Short-term marketable securities:
Corporate bonds	$31,874	$102	$—	$31,976
U.S. Treasury securities	33,296	123	—	33,419
Total short-term marketable securities	$65,170	$225	$—	$65,395
Long-term marketable securities:
Corporate bonds	$50,341	$177	$—	$50,518
U.S. Treasury securities	6,022	32	—	6,054
U.S. government agency debt securities	2,999	1	—	3,000
Total long-term marketable securities	$59,362	$210	$—	$59,572

Realized gains and losses recognized on the sale, maturity or redemption of marketable securities were not material for the three and nine months ended September 30, 2026 and 2025. To date, the Company has not recognized any allowances for credit losses or impairments in relation to its available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that the Company does not intend or expect to be required to sell prior to their anticipated recovery, and any decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. The Company determined credit losses related to marketable securities were immaterial for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the Company’s long-term marketable securities have contractual maturity dates between one and two years.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,887	$—	$—	$35,887
Marketable securities:
U.S. Treasury securities	119,080	—	—	119,080
Corporate bonds	—	61,849	—	61,849
U.S. government agency debt securities	—	6,965	—	6,965
Total marketable securities	119,080	68,814	—	187,894
Total assets	$154,967	$68,814	$—	$223,781

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,320	$—	$—	$35,320
Marketable securities:
U.S. Treasury securities	39,473	—	—	39,473
Corporate bonds	—	82,494	—	82,494
U.S. government agency debt securities	—	3,000	—	3,000
Total marketable securities	39,473	85,494	—	124,967
Total assets	$74,793	$85,494	$—	$160,287

Cash equivalents and U.S. Treasury securities were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. There have been no changes in valuation techniques, inputs utilized or transfers between fair value measurement levels in the periods presented. Corporate bonds and agency securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued external research and development expenses	$2,519	$1,816
Accrued payroll and related expenses	2,802	1,891
Accrued professional fees	675	693
Other accrued expenses and current liabilities	389	59
Total accrued expenses and other current liabilities	$6,385	$4,459

6. Commitments and Contingencies

Leases

The Company leases office space for their headquarters under a non-cancelable operating lease in Wellesley, Massachusetts. In May 2026, the Company entered into the Second Amendment of Lease (Second Amendment) which provided for an extended lease term of an additional three years and additional square footage. The new annual base rent is approximately $0.6 million per year and there is no option to extend the lease after the three-year term. Accordingly, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of $1.1 million, net of the tenant improvement allowance. In addition, the Company recognized a modification to the existing lease agreement due to the change in the term of lease as a result of the Second Amendment, resulting in a decrease of the operating lease liabilities and corresponding right-of-use asset of approximately $0.3 million. There have been no other significant changes to the Company’s lease agreements during the three and nine months ended September 30, 2026. For additional information on the Company’s operating leases, see Note 7, Leases, of the consolidated financial statements in the Annual Report.

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

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any research and development expense related to milestone payments under the Asset Purchase Agreement.

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

The Company is obligated to pay CRH a mid-five figure digit fee on each anniversary of the effective date and up to an aggregate of £106.8 million ($141.9 million as of September 30, 2026) upon the achievement of specified development, regulatory, commercial and sales milestone events, including: (i) payments of up to mid-six figure digits in pounds sterling for certain development milestones, (ii) payments of up to low-eight figures in pounds sterling per indication (for up to three indications) for certain regulatory and commercial milestones and (iii) payments up to mid-eight figures in pounds sterling for certain sales milestones. The Company is also obligated to pay tiered royalties ranging from a rate in the mid-single digit to high-single digit percentage on net sales. The Company is also responsible for a sublicensing revenue payment ranging from a rate in the mid-single digit to mid-double digits for any sublicense revenue.

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and nine months ended September 30, 2026, the Company did not recognize any research and development expense related to the milestones. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million of research and development expense related to a milestone.

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

The Company is obligated to (i) make payments of up to €10.0 million ($11.4 million as of September 30, 2026) upon the achievement of certain development, manufacturing and commercial milestones, including the start of a Phase 2 clinical trial for budoprutug, and (ii) make milestone payments of up to €7.0 million ($8.0 million as of September 30, 2026) upon the achievement of certain sales milestones. If the Company elects to contract ProBioGen to perform certain manufacturing services for budoprutug, the milestone payments would be reduced by €1.1 million ($1.2 million as of September 30, 2026).

The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and nine months ended September 30, 2026, the Company did not recognize any research and development expense related to the milestones. During the three and nine months ended September 30, 2025, the Company recognized none and $0.8 million of research and development expense related to a milestone, respectively.

For additional information related to the ProBioGen Agreement, please read Note 8, Commitments and Contingencies, to the Company’s audited consolidated financial statements included in the Annual Report.

License Agreement (CLYM116)

On January 8, 2025, the Company entered into the Technology Transfer and Exclusive License Agreement (Mabworks Agreement) pursuant to which Mabworks granted to the Company (i) an exclusive (even as to Mabworks and its affiliates), sublicensable right and license under certain patent rights and related know-how (the Licensed Intellectual Property) to develop, manufacture and commercialize Mabworks’ proprietary antibodies associated with Mabworks’ proprietary antibody program, CLYM116 and products containing CLYM116 (Licensed Products) outside of mainland China, Hong Kong, Macau, and Taiwan (Greater China), (ii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to manufacture CLYM116 and Licensed Products in Greater China (the Licensed Territory) and (iii) a non-exclusive, sublicensable right and license under the Licensed Intellectual Property to develop CLYM116 and Licensed Products in Greater China in connection with certain global clinical studies (as described below).

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

The Company recorded the upfront payment of $9.0 million as research and development expenses in the first quarter of 2025 in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company records expense related to milestone payments when achievement of the milestone is assessed as probable. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any research and development expense related to a milestone.

On July 14, 2026, the Company and Mabworks entered into an Amended and Restated Technology Transfer and Exclusive License Agreement (the A&R Mabworks Agreement), which amended and restated the Mabworks Agreement in its entirety. The A&R Mabworks Agreement establishes a joint development committee and a framework under which the parties may conduct joint development activities for CLYM116, including clinical trials, pursuant to a collaboration development plan, with the costs of each such activity shared on terms agreed by the parties, and provides that technology jointly developed by the parties in the course of such activities is jointly owned. The upfront payment, milestone, royalty and sublicense payment provisions of the Mabworks Agreement were not changed, and no consideration was paid or became payable in connection with the amendment and restatement. Accordingly, the Company did not recognize any amounts in connection with the A&R Mabworks Agreement. Unless the context requires otherwise, references to the Mabworks Agreement include the A&R Mabworks Agreement.

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

On December 31, 2025, the Company filed a complaint in Delaware Superior Court (the Court) against Alumis Inc. and its wholly owned subsidiary, Acelyrin, relating to a dispute concerning potential milestone payments owed under the Asset Purchase Agreement seeking a declaratory judgment that the Company’s budoprutug drug candidate is not a Product under the Asset Purchase Agreement, and that the Company does not owe a milestone payment sought by Alumis in connection with its development of budoprutug. On August 4, 2026, the Court held a hearing on the Company's motion for summary judgment and Alumis’ motion to dismiss. A ruling on the motions is pending. The Company is unable to predict the timeline for resolution or the outcome of this matter.

As of the date of these unaudited condensed consolidated financial statements, the Company is not party to any other material legal matters or claims.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of September 30, 2026.

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

8. Stock-Based Compensation

2019 and 2021 Equity Incentive Plans

The Company has outstanding awards under its 2019 Equity Incentive Plan (the 2019 Plan), but is no longer granting awards under this plan. The Company’s 2021 Equity Incentive Plan (the 2021 Plan and, together with the 2019 Plan, the Plans) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors and consultants. Any shares that are returned under the 2019 Plan as a result of cancellation or forfeiture become available for grant under the 2021 Plan. Further, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The number of shares reserved for issuance under the 2021 Plan was increased by 2,388,316 shares effective as of January 1, 2026 in accordance with the provisions of the 2021 Plan described above. On June 5, 2026, the Company’s stockholders approved an amendment to the 2021 Plan to amend the provision providing for an automatic share pool increase to include pre-funded warrants in the calculation of the annual increase. As a result of the amendment, the next automatic annual share pool increase will come into effect on January 1, 2027 and it will be equal to the lesser of (I) 5% of the sum of (1) the number of outstanding shares of common stock and (2) the number of shares of the Company's common stock subject to pre-funded warrants, each as of the immediately preceding December 31, and (II) an amount determined by the board of directors. As of September 30, 2026, 3,096,930 shares remained available for future grant under the 2021 Plan.

Under the terms of the 2021 Plan, options are granted at an exercise price no less than fair value of the Company’s common stock on the grant date, except in certain cases related to significant corporate transactions. Options expire no later than ten years from the date of the grant.

2025 Inducement Plan

In March 2025, the Company’s board of directors adopted the 2025 Inducement Plan (the Inducement Plan), pursuant to which the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 1,250,000 shares of its common stock. Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). On September 30, 2025, the Company’s board of directors approved an amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance under the Inducement Plan by 750,000 shares. As of September 30, 2026, 145,834 shares were available for issuance under the Inducement Plan.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the ESPP) allows employees, including executive officers, to contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first day of the offering period, or (b) 85% of the fair market value of a share of common stock on the last day of the offering period. The number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) a number of shares determined by the Company’s board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP. The number of shares reserved for issuance under the ESPP was increased by 477,663 shares effective as of January 1, 2026 in accordance with the provisions of the ESPP described above. As of September 30, 2026, 20,359 shares had been purchased under the ESPP and 2,194,083 shares remained available for issuance under the ESPP.

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

The relevant data used to determine the fair value of the stock options during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	87.7%	101.7%	97.0%	104.2%
Risk-free interest rate	4.5%	3.9%	4.0%	4.4%
Expected dividend yield	—	—	—	—

Stock Option Activity

Outstanding stock options consist of option grants with service-based vesting conditions, typically 25% on the first anniversary of the grant date with the remainder vesting monthly over the following three years. The activity for the stock options is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	6,427,777	$2.81	9.05	$11,727
Options granted	3,090,574	6.34
Options exercised	(389,643)	4.53
Options forfeited or expired	(820,629)	4.31
Outstanding as of September 30, 2026	8,308,079	$3.89	8.79	$63,745
Vested and expected to vest as of September 30, 2026	8,308,079	$3.89	8.79	$63,745
Options exercisable as of September 30, 2026	1,903,357	$2.97	8.18	$16,191

The aggregate intrinsic value disclosed in the above table is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $4.96 and $1.35 per share, respectively.

Restricted Stock Units

The Company has outstanding RSUs with service-based vesting conditions and RSUs with performance-based vesting conditions. The activity for RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	207,897	$7.50
Granted	441	5.67
Vested	(70,838)	7.44
Unvested at September 30, 2026	137,500	$7.53

Stock-Based Compensation

The following table sets forth stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$492	$1,801	$1,397	$3,228
General and administrative expenses	1,544	2,175	3,725	3,783
Total stock-based compensation expense	$2,036	$3,976	$5,122	$7,011

As of September 30, 2026, there was $19.4 million of total unrecognized compensation cost related to unvested awards expected to vest, which is expected to be recognized over a weighted average period of 2.8 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(14,573)	$(12,888)	$(41,793)	$(42,335)
Denominator:
Weighted-average common shares outstanding, basic and diluted	57,484,833	68,003,248	53,205,001	67,685,587
Weighted-average common shares outstanding under the pre-funded warrants, basic and diluted	22,546,000	—	21,635,714	—
Weighted-average common shares outstanding, basic and diluted	80,030,833	68,003,248	74,840,715	67,685,587
Net loss per share, basic and diluted	$(0.18)	$(0.19)	$(0.56)	$(0.63)

The following table sets forth the outstanding potentially dilutive securities, presented as of period-end, that have been excluded in the calculation of diluted net loss per share for the periods presented because to do so would be anti-dilutive:

	September 30,
	2026	2025
Stock options to purchase common stock	8,308,079	5,070,037
Unvested restricted stock awards and units	137,500	207,375
Shares of common stock issuable under Employee Stock Purchase Plan	8,740	—
Total potentially dilutive shares	8,454,319	5,277,412

10. Stockholders’ Equity (Deficit)

Preferred Stock

Pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Company has 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. The Company’s Board of Directors is expressly authorized, without further action by the Company’s stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the voting powers, designations, preferences and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of September 30, 2026 and December 31, 2025.

Common Stock

Pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Company has 250,000,000 authorized shares of common stock, par value $0.0001 per share. There were 57,728,178 and 47,766,338 shares of common stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

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

In June 2026, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $100.0 million of the Company’s common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of September 30, 2026, no sales had been made pursuant to the ATM Program. See note 12, Subsequent Events.

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

In addition to the significant expense categories included within net loss presented on the unaudited condensed consolidated statements of operations and comprehensive loss, the following table sets forth disaggregated research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expenses:
Budoprutug	$5,193	$4,883	$15,844	$15,545
CLYM116[1]	2,531	648	5,235	9,913
Legacy programs[2]	15	16	44	89
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,766	3,132	7,465	6,341
Other research and development expenses	539	394	1,543	1,087
Total research and development expenses	$11,044	$9,073	$30,131	$32,975

1 Includes the upfront payment and the associated direct transaction costs incurred in connection with the Mabworks Agreement for the nine months ended September 30, 2025.

2 Includes direct expenses related to the Company’s legacy product candidates ETX-123 and ETX-155.

12. Subsequent Events

The Company has evaluated subsequent events through the date on which these unaudited condensed consolidated financial statements were issued. In October 2026, the Company sold 1,010,000 shares of its common stock under the ATM Program at a price of $10.00 per share, resulting in gross proceeds of approximately $10.1 million.

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

pMN

In November 2025, we dosed the first patient in our Phase 2 clinical trial of budoprutug in pMN patients with persistent proteinuria despite optimized renin-angiotensin-aldosterone system (RAAS) inhibition, known as PrisMN. PrisMN, an open-label, dose-escalation Phase 2 clinical trial, is designed to further evaluate safety, pharmacokinetics (PK), pharmacodynamics (PD) (including B cells, anti-PLA2R (Phospholipase A2 Receptor) and total immunoglobulin), and preliminary efficacy, including complete and partial remission, and to identify an optimal dose for Phase 3. The FDA granted budoprutug orphan-drug designation for the treatment of pMN in January 2023 and Fast Track Designation for pMN in April 2026.

In October 2026, we presented initial data from the ongoing PrisMN Phase 2 trial, including B-cell and anti-PLA2R data from the low dose cohort (200 mg) in an oral presentation at the American Society of Nephrology (ASN) Kidney Week 2026. At Week 12, the 200 mg cohort demonstrated B-cell depletion, a mean reduction in PLA2R antibody levels of 70%, and immunologic remission in five of 13 patients (38%). Patients in the 200 mg cohort with baseline PLA2R antibody levels below 175 RU/mL had a mean reduction in PLA2R antibody levels of 80% at Week 12. Phase 2 Week 12 data in the 200 mg cohort were consistent with Phase 1b Week 12 data across B-cell depletion, anti-PLA2R antibody reduction, and immunologic remission rate. A population PK analysis completed across all budoprutug studies (approximately 120) found that patients with high proteinuria (median urine protein-to-creatinine ratio (UPCR) of 6.8 g/g) clear budoprutug at least two-fold faster than non-proteinuric individuals, supporting the evaluation of higher doses in pMN. Initial data from the ongoing 600 mg cohort suggest greater drug exposure and deeper peripheral B-cell depletion compared with 200 mg, with mean peripheral CD20+ B-cell suppression at Week 4 of 98% at 600 mg compared with 74% at 200 mg. Budoprutug has been generally well tolerated in both cohorts to date, with follow-up through Week 12 for 200 mg and Week 6 for 600 mg. Enrollment in the third cohort (1000 mg) is ongoing and we expect additional data from the PrisMN Phase 2 trial from all cohorts, including longer-term follow-up in 2027.

ITP

In June 2025, we dosed the first patient in our open-label, dose-escalation Phase 1b clinical trial of budoprutug in patients with ITP, which is designed to evaluate safety, tolerability, PK, PD, and preliminary efficacy, including B-cell depletion and platelet counts. Results from this trial are expected to provide a deeper understanding of budoprutug activity and dosing and will inform future development efforts in ITP and other immune-mediated diseases.

In June 2026, we presented initial Phase 1b data in patients with primary ITP at the European Hematology Association, which demonstrated an encouraging safety and tolerability profile, robust B-cell depletion, and meaningful platelet responses in heavily pretreated patients. Initial safety and efficacy data were reported from the 250 mg cohort, while initial safety data were reported from the 500 mg cohort. These findings support the continued development of budoprutug across multiple autoimmune indications. Enrollment is complete and we will present additional data from the ongoing Phase 1b trial, including from the 500 mg and 1000 mg dose cohorts at the American Society of Hematology (ASH) Annual Meeting in December 2026.

SLE

In July 2025, we dosed the first patient in our global, open-label, dose-escalation Phase 1b clinical trial of budoprutug in moderate to severe SLE. In this trial, a single dose of budoprutug will be administered in moderate to severe SLE patients to evaluate safety, tolerability, PK, PD, and preliminary efficacy, including B-cell depletion, autoantibody levels, and clinical activity. As of the October 7, 2026 data cutoff, 17 participants had enrolled across the 10 mg, 30 mg and 100 mg single-dose cohorts. B-cell depletion deepened and was more durable with increasing dose, and reached a mean reduction of 84% at Week 12 in the 100 mg cohort. Reductions of greater than or equal to 4 points in the Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K) scores were observed at Week 12 in 7 of 12 participants in the 30 mg and 100 mg cohorts, compared with none of the 5 in the 10 mg cohort. Budoprutug was generally well tolerated, with no serious adverse events, discontinuations due to adverse events or infusion-related reactions reported. Enrollment is ongoing in the final 200 mg cohort of the global trial.

In December 2025, we received clearance of our IND to initiate a separate, parallel Phase 1b/2a clinical trial in SLE patients in China, which will complement our ongoing global Phase 1b clinical trial and also seek to enroll SLE patients who have lupus nephritis (LN). We dosed the first patient in this trial in June 2026 and are actively enrolling. These trials in SLE are expected to provide insights into budoprutug activity and will also help to inform future development efforts for our program broadly. We expect additional data from both ongoing SLE trials in 2027.

Budoprutug SC

In parallel, we are advancing a high-concentration subcutaneous (SC) formulation of budoprutug, which may offer a differentiated convenience profile and potential commercial advantage. We completed a Phase 1 clinical trial of the SC formulation of budoprutug in healthy volunteers in Australia and announced topline data from this trial in May 2026. The SC formulation of budoprutug was generally well-tolerated and resulted in robust B-cell depletion, which was similar to the IV formulation at a matched dose. The results support the advancement of the SC formulation to a multiple dose study in autoimmune disease patients to evaluate full B-cell depleting doses and optimal dosing regimen. We plan to initiate this study and expect initial data in 2027.

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

At an R&D Spotlight Event in September 2026, we presented initial data from our Phase 1 trial and later in October 2026 at the ASN Kidney Week, we presented additional data from our Phase 1 trial, and our partner, Mabworks, presented initial healthy volunteer data from their Phase 1/2 trial. The data presented included safety, tolerability, and PK/PD. Across both studies, over 90% free APRIL suppression was sustained through 12 weeks following a single SC dose greater than or equal to 480 mg. Following a single 800 mg dose, an approximately 70% reduction in Gd-IgA1 and an approximately 60% reduction in IgA were observed at 12 weeks. PK was consistent across both studies. CLYM116 has an estimated half-life of approximately 33 days based on the 800 mg single-dose and 320 mg multiple-dose (Day 1 and Day 15) cohorts. Exposure was linear, with no target-mediated drug disposition (TMDD) observed across the effective dose range. Together, these PK and PD data support an every 12-week (Q12W) dosing regimen. CLYM116 has been generally well tolerated, with no dose limiting toxicities, treatment-related serious adverse events (SAEs), or hypogammaglobulinemia. NAVIGATE-2, the Phase 2 portion of Mabworks’ ongoing Phase 1/2 study, is a randomized, open-label study evaluating an 800 mg loading dose of CLYM116 followed by 400 mg every 8 weeks (Q8W) or Q12W, intended to support advancement of a Q12W regimen into Phase 3. The first IgAN patient was dosed in August 2026, enrollment is ongoing, and we expect initial data from this trial in the first half of 2027. We anticipate initiating a global Phase 3 trial in 2027, pending regulatory feedback.

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

Cash, cash equivalents, and marketable securities were $227.6 million as of September 30, 2026. Based on our current operating plan, we expect this balance to fund operations into the second half of 2028. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could use our available capital resources sooner than we currently anticipate, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. See “—Liquidity and Capital Resources.”

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

ATM Program

In June 2026, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $100.0 million of our common stock from time to time in “at-the-market” offerings (the ATM Program). In October 2026, we sold 1,010,000 shares of our common stock under the ATM Program, resulting in gross proceeds of approximately $10.1 million.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
Operating expenses:
Research and development	$11,044	$9,073	$1,971	$30,131	$32,975	$(2,844)
General and administrative	5,849	5,819	30	17,332	15,612	1,720
Total operating expenses	16,893	14,892	2,001	47,463	48,587	(1,124)
Loss from operations	(16,893)	(14,892)	(2,001)	(47,463)	(48,587)	1,124
Other income (expense):
Interest income	2,325	2,037	288	5,694	6,497	(803)
Foreign currency gain (loss)	(5)	(33)	28	(24)	(245)	221
Total other income (expense), net	2,320	2,004	316	5,670	6,252	(582)
Net loss	$(14,573)	$(12,888)	$(1,685)	$(41,793)	$(42,335)	$542

Operating Expenses

Research and Development

The following table sets forth our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
Direct research and development expenses:
Budoprutug	$5,193	$4,883	$310	$15,844	$15,545	$299
CLYM116	2,531	648	1,883	5,235	9,913	(4,678)
Legacy programs	15	16	(1)	44	89	(45)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,766	3,132	(366)	7,465	6,341	1,124
Other research and development expenses	539	394	145	1,543	1,087	456
Total research and development expenses	$11,044	$9,073	$1,971	$30,131	$32,975	$(2,844)

Research and development expenses increased from $9.1 million for the three months ended September 30, 2025 to $11.0 million for the three months ended September 30, 2026, primarily due to $1.9 million of higher CLYM116 program costs associated with the advancement of our CLYM116 program and $0.3 million for our budoprutug program. This increase was partially offset by a $0.4 million decrease in personnel-related expenses resulting from $1.5 million of non-recurring stock-based compensation recognized in the prior-year period upon achievement of the performance conditions of certain performance-based RSUs, partially offset by increases in personnel-related expenses in the three months ended September 30, 2026 associated with increased headcount to support the continued advancement of our pipeline.

Research and development expenses decreased from $33.0 million for the nine months ended September 30, 2025 to $30.1 million for the nine months ended September 30, 2026. The decrease was primarily due to the $9.0 million upfront payment and associated transaction costs made during the nine months ended September 30, 2025 in connection with the Mabworks Agreement and our license of CLYM116 with no similar payment made during the nine months ended September 30, 2026, partially offset by approximately $4.6 million of increased spend associated with the advancement of our pipeline as well as an additional $1.1 million in personnel-related expenses driven by increased headcount to support the continued advancement of our pipeline.

General and Administrative

General and administrative expenses were consistent at $5.8 million for the three months ended September 30, 2026 and 2025, as higher compensation costs associated with increased headcount were fully offset by a decrease in stock-based compensation related to a non-recurring charge recognized in the prior-year period upon achievement of the performance conditions of certain performance-based RSUs.

General and administrative expenses increased from $15.6 million for the nine months ended September 30, 2025 to $17.3 million for the nine months ended September 30, 2026, primarily due to a $1.6 million increase in personnel-related expenses driven by increased headcount.

Other Income (Expense)

Interest Income

Interest income increased from $2.0 million for the three months ended September 30, 2025 to $2.3 million for the three months ended September 30, 2026, primarily due to higher average invested balances resulting in approximately $0.6 million of additional interest income, offset by an approximately $0.3 million decrease due to lower returns earned on our marketable securities as a result of changes in interest rates.

Interest income decreased from $6.5 million for the nine months ended September 30, 2025 to $5.7 million for the nine months ended September 30, 2026, primarily due to lower returns earned on our marketable securities as a result of the changes in interest rates.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) was not material in either of the three and nine months ended September 30, 2026 or 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations with proceeds from the sale and issuance of shares of our redeemable convertible preferred stock, our IPO, the sale and issuance of shares of our common stock and pre-funded warrants to purchase shares of our common stock in private placements including the 2026 Private Placement. We have not generated any revenue from product sales or otherwise. We have incurred net losses from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $227.6 million.

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

In June 2026, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $100.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of September 30, 2026, no sales had been made pursuant to the ATM Program.

In October 2026, we sold 1,010,000 shares of our common stock under the ATM Program at a price of $10.00 per share, resulting in gross proceeds of approximately $10.1 million.

Cash Flows

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(36,925)	$(38,721)
Net cash used in investing activities	(63,818)	(22,705)
Net cash provided by financing activities	104,932	—

Operating activities

For the nine months ended September 30, 2026, net cash used in operating activities was $36.9 million, which reflects our net loss of $41.8 million, non-cash adjustments totaling $4.5 million and a net change of $0.3 million in our net operating assets and liabilities. Non-cash adjustments primarily related to stock-based compensation expense of $5.1 million, partially offset by net accretion of discounts on marketable securities of $1.2 million.

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

Investing activities

For the nine months ended September 30, 2026, net cash used in investing activities was $63.8 million, consisting primarily of purchases of $164.3 million of marketable securities, offset by $101.5 million in proceeds received from maturities of marketable securities.

For the nine months ended September 30, 2025, net cash used in investing activities was $22.7 million, consisting primarily of purchases of $103.1 million of marketable securities, partially offset by $80.6 million in proceeds received from maturities of marketable securities.

Financing activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $104.9 million, consisting primarily of net proceeds related to the 2026 Private Placement of $103.4 million.

For the nine months ended September 30, 2025, there were no financing activities.

Funding Requirements

Cash, cash equivalents, and marketable securities were $227.6 million as of September 30, 2026. Based on our current operating plan, we expect this balance to fund operations into the second half of 2028. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could exhaust our available capital resources sooner than we expect. We anticipate that our expenses will increase for the foreseeable future as we continue to advance our current product candidates and any product candidates we may develop, expand our corporate infrastructure, and incur costs associated with potential commercialization.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2026 because of the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of September 30, 2026. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings is described in Note 6 "Commitments and Contingencies" in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

To date, we have not received regulatory approvals for any of our product candidates or generated any revenue from product sales. We do not expect to generate revenue from product sales for the foreseeable future. Budoprutug and CLYM116 are both in early stages of research and development. As a result, we are not profitable, and we have incurred significant operating losses since inception and expect to continue to incur substantial losses, including expenses incurred to advance the development of budoprutug and CLYM116, conduct clinical trials, pursue regulatory approvals, maintain, expand, and protect our intellectual property portfolio, operate as a public company, potentially acquire or in-license other technologies, and build the capabilities necessary for potential commercialization of our product candidates, if approved. Our net losses totaled $14.6 million and $41.8 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $331.5 million. We may never achieve or sustain profitability.

If we are unable to access capital when needed, it could force us to delay, reduce or terminate our product candidate development programs, commercialization efforts, or other operations.

Conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and preparing for potential commercialization are costly, time-consuming, and subject to significant uncertainty. Cash, cash equivalents, and marketable securities were $227.6 million as of September 30, 2026. Based on our current operating plan, we expect this balance to fund operations into the second half of 2028. We have based our current estimate on assumptions that may prove to be wrong and that may change following our evaluation of our operating plan. We could exhaust our available capital resources sooner than we expect. In addition, our operating plan may change, and we may require additional capital sooner than anticipated. Our future need for additional funding depends on many factors, including:

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
•
occurrence of adverse events associated with any of our product candidates that are viewed to outweigh such product candidate’s potential benefits, or occurrence of adverse events in trials of the same class of agents conducted by other companies;
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

For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan (DAP) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. On January 27, 2025, in response to an Executive Order issued on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. Thereafter, following litigation, the FDA restored the draft DAP guidance to the FDA website but stated that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” In light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of clinical studies.

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

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. The current presidential administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Reductions in the FDA’s review or inspection divisions could extend review timelines, delay or prevent pre-approval inspections and limit opportunities for FDA feedback on pending applications. In addition, there were several reports in 2025 of the FDA failing to meet its PDUFA goal dates for action on a new drug application (NDA) or BLA due to limited resources. Any of these factors may delay or limit our ability to obtain FDA approval and commercialize our product candidates.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs, NDAs, and BLAs, our business would be negatively impacted. Further, any future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 and the prices of the ten drugs that were the subject of these negotiations became effective January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. The third cycle of negotiations with participating drug companies occurred this year and the negotiated prices for this third set of drugs will be effective starting January 1, 2028.

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

In addition, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and streamlining the state drug importation program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most-favored-nation (MFN) pricing in the U.S. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. The Great Healthcare Plan, announced in January of 2026, calls for codification of the MFN pricing deals. In April of 2026, the President issued an Executive Order that establishes tariffs on certain imported patented pharmaceuticals and offers relief from such tariffs to pharmaceutical manufacturers that have entered into agreements with the federal government that commit to most-favored nation pricing and onshoring of research and manufacturing operations. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the Trump Administration’s pricing agreements with pharmaceutical manufacturers and lists prices for generic drugs.

Federal agencies are also developing new drug pricing pilot programs, such as the GENEROUS model, which authorizes the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and the Medicare Part B (GLOBE model) pilot model that will provide an alternative to existing inflation-based Medicare rebates, with rebates determined on the basis of international prices for drugs and patients subject to the model. A similar pilot model for Medicare Part D (GUARD model) was announced in December 2025 but has yet to be finalized.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations:

•
Section 5 of the Federal Trade Commission Act;
•
HIPAA, as amended by the HITECH Act (which imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information that apply to most U.S. healthcare providers with which we interact, such as our U.S. clinical study sites); and
•
The California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights.

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

We may also seek a Priority Review designation for our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A Priority Review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of 10 months. On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher (CNPV) Program, may be redeemed by sponsors to shorten the review time of an NDA or BLA from approximately 10 to 12 months to potentially as short as one to two months. The FDA has indicated that the CNPV Program will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. The FDA has issued more than 20 vouchers and approved numerous products under this program. However, there have been significant changes in FDA’s senior leadership since the launch of the CNPV Program, and industry stakeholders have raised concerns regarding the CNPV Program. Consequently, we do not know whether or under what circumstances FDA may continue to award vouchers or grant approvals under the CNPV Program.

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

There can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of the

FDA or the Commissioner's designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any of our product candidates that qualify for accelerated approval.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted relating to non-patent exclusivity. For example, the European Commission launched a review of EU pharmaceutical legislation in November 2020. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation. On September 18, 2026, the European Council, consisting of government ministers of the Member States, adopted the proposed legislative reform. For the legislative proposal to enter into force, it must now be formally adopted by the European Parliament and subsequently published in the EU’s Official Journal. Once published, the new rules will be subject to a two-year transition period before they become fully applicable. The package constitutes a far-reaching reform of the EU’s pharmaceutical legislation and seeks to promote fair access to safe, effective, and affordable medicines throughout the EU. Key changes include updating regulatory data exclusivity to a new system with 8 years data exclusivity and a reduced market exclusivity period to 1 year, which can be extended if specific conditions are fulfilled. When the legislation is finalized in line with the current legislative text, it will have a profound impact on the pharmaceutical industry in the EU.

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

We may be unable to establish future agreements or maintain existing agreements with third-party manufacturers or to do so on acceptable terms for one or more of our material needs. Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the possible failure of the third party to manufacture our product candidates according to our schedule, or at all, including if the third party gives greater priority to the supply of other products over our product candidates or otherwise does not satisfactorily perform according to the terms of the agreements between us and them;
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

Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidates that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates.

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

The BIOSECURE Act, signed into law in December 2025, prohibits U.S. federal agencies from utilizing or entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” (BCC) in the performance of that contract. It also prohibits federal grant and loan awardees from expending federal grant or loan funds on the services of a BCC or entering into a contract with a BCC that will be paid for by federal grant or loan funds. This legislation also restricts the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from using such equipment or services in the performance of federal contracts or grants. The Office of Management and Budget is expected to publish its initial list of BCCs no later than December 18, 2026.

We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi Biologics, to manufacture certain materials used in the development of our product candidates or to provide services in connection with such development activities. In addition, we rely on Mabworks, a Chinese corporation, pursuant to the Mabworks Agreement, to conduct nonclinical studies of CLYM116 and to provide clinical supply of CLYM116 for these studies. If WuXi Biologics or Mabworks are designated as BCCs, this could affect our ability to use them in the performance of future federal contracts we may receive.

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

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. (the Proclamation). The Proclamation affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning July 31, 2026, a 100% tariff applies to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) or are listed in the FDA’s Lists of Licensed Biological Products (Purple Book). The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

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

With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending PCT applications and eight pending ex-U.S. patent applications, and we have also exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement with CRH. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own six pending U.S. provisional patent applications, one pending U.S. nonprovisional patent application, and one pending PCT application with Mabworks. We can provide no assurance that any of our current or future patent applications will result in issued patents for budoprutug or CLYM116. If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

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

With respect to budoprutug, we own two pending U.S. provisional applications, nine pending U.S. nonprovisional patent applications, three pending PCT applications and eight pending ex-U.S. patent applications. We also have exclusively licensed four issued U.S. patents and at least 45 ex-U.S. patents or patent applications under our license agreement with CRH. With respect to CLYM116, we have one exclusively in-licensed PCT application under the Mabworks Agreement and co-own six pending U.S. provisional patent applications, one pending U.S. nonprovisional patent application, and one pending PCT application with Mabworks. We can provide no assurance that any of these current patent applications or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize budoprutug, CLYM116 or any other product candidates we may develop.

Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

A U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a nonprovisional patent application within 12 months of filing of the provisional patent application. With regard to such U.S. provisional patent applications, if we do not timely file any nonprovisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file nonprovisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

We acquired our right to a number of licenses pursuant to the Asset Purchase Agreement, as well as from license agreements that Tenet entered into in connection with the Asset Purchase Agreement. Those license agreements impose on us various development, regulatory and commercial diligence obligations, payment of milestones and royalties and other obligations. To the extent a Product (as such term is defined in the Asset Purchase Agreement) exists under the Asset Purchase Agreement, we may also have diligence and payment obligations to Acelyrin, and Acelyrin may have certain related rights if we fail to comply with diligence obligations, including the right to re-purchase the Transferred Assets (as defined in the Asset Purchase Agreement), including our rights to the licenses subject to the Asset Purchase Agreement, in which case, we may not be able to market or develop such Product.

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

With respect to budoprutug, the issued patents, or patents that may be issued from the pending patent applications that we exclusively in-license from CRH are expected to expire beginning in December 2026, excluding any PTA that might be available following the grant of any such patent and any PTE that might be available following the grant of marketing authorizations. In the case of one of the U.S. patents exclusively in-licensed from CRH, the patent term is adjusted by 1,703 days and is expected to expire in August 2031. In each instance of the above, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to budoprutug.

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
•
currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we choose to do so in the future;
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

We may not be able to utilize a significant portion of our NOL carryforwards or tax credits due to limitations under tax law, including Sections 382 and 383 ownership change rules, and similar or corresponding provisions of foreign and state law, changes in tax law, or insufficient future taxable income. If we are unable to use these tax attributes, our future cash flows and financial condition could be adversely affected.

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

As of September 30, 2026, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 45.9% of our outstanding common stock, inclusive of affiliates of RA Capital Management, which owns approximately 17.6% of our outstanding common stock, but they have the right to exercise pre-funded warrants at any time to purchase up to 33.0% of our common stock (as described below). These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election of directors and any merger or other significant corporate transaction. The interests of this group of stockholders may not coincide with the interests of other stockholders.

In addition, as a result of this concentration of ownership, there is a limited number of shares of our common stock that are not held by officers, directors and principal stockholders (which is referred to as our public float), thereby adversely impacting the liquidity of our common stock and potentially depressing the price at which our stockholders may be able to sell shares of common stock. This concentration may limit our stockholders’ ability to influence corporate matters and could delay or prevent a change in control.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting, two of which remain unremediated as of September 30, 2026. The unremediated material weaknesses, and our remediation plan, are disclosed in Item 4, “Controls and Procedures,” of this Quarterly Report.

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

If equity research analysts publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.

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

Item 5. Other Information

Director and Officer Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2026, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), was as follows:

Name (Title)	Action taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan
Stephen Thomas (Director)	Adoption (September 22, 2026)	Rule 10b5-1 trading arrangement	Sale	Until January 4, 2028, or, if earlier, upon the completed sale of the maximum shares	150,000

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 10, 2024, by and among the Company, Tango Merger Sub, Inc., Tenet Medicines, Inc. and, solely in his capacity as the Company Equityholder Representative, Stephen Thomas.	8-K	001-40708	2.1	4/11/2024
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-40708	3.1	11/12/2024
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40708	3.2	10/2/2024
10.1†*	Non-Employee Director Compensation Policy
10.2#*	Amended and Restated Technology Transfer and Exclusive License Agreement, dated July 14, 2026, by and between the Registrant and Beijing Mabworks Biotech Co., Ltd.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

† Indicates management contract or compensatory plan.

* Filed herewith.

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the omitted information is (i) not material and (ii) the type of information that the Registrant treats as private or confidential.

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

Climb Bio, Inc.

Date: November 5, 2026	By:	/s/ Aoife Brennan
Aoife Brennan, M.B., Ch.B.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Susan Altschuller
Susan Altschuller, Ph.D., MBA
Chief Financial Officer (Principal Financial Officer)